Form 10QSB
period 2002-07-31
DELBROOK CORP
filed 2002-10-25
CIK 1167887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  July  31,  2002


[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period    to


Commission File Number: 000-49995


                              Delbrook Corporation
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                              71-0867623
---------------------------------                   ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification  No.)


810 Peace Portal Drive, Suite 203,
Blaine, WA                                          98230
---------------------------------------             -----
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     360-332-1752
                                                    -------------

                                      None
           --------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,620,000 shares of .001 par value Common Stock outstanding as of October 23, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              DELBROOK  CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------
                                        JULY 31     JANUARY 31
                                         2002          2002
--------------------------------------------------------------

ASSETS

Current
  Cash                                  $ 43,181    $ 92,150

Mineral Property Interest (Note 4)             -           -
                                        ---------------------
                                        $ 43,181    $ 92,150
=============================================================

LIABILITIES

Current
  Accounts payable                      $  4,191    $  6,077
                                        ---------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with
     a par value of $0.001 per share
    100,000,000 preferred shares with
     a par value of $0.001 per share

  Issued:
    9,620,000 common shares                9,620       9,620

  Additional paid-in capital              87,780      87,780

Deficit Accumulated During The
 Exploration Stage                       (58,410)    (11,327)
                                        ---------------------
                                          38,990      86,073
                                        ---------------------

                                        $ 43,181    $ 92,150
=============================================================

                              DELBROOK  CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                               THREE        SIX      INCEPTION
                                               MONTHS      MONTHS   DECEMBER 21
                                                ENDED       ENDED     2001 TO
                                               JULY 31     JULY 31    JULY 31
                                                2002        2002       2002
-------------------------------------------------------------------------------

Expenses
  Mineral property acquisition and
   exploration expenditures                  $    4,824  $    4,824  $ 7,124
  Office and sundry                                 375         958      958
  Professional fees                              16,748      39,328   48,155
  Rent                                              201         538      738
  Transfer agent fees                                 -       1,435    1,435
                                             --------------------------------

Net Loss For The Period                          22,148      47,083   58,410

Deficit Accumulated During The
 Exploration Stage, Beginning Of Period          36,262      11,327        -
                                             --------------------------------

Deficit Accumulated During The
 Exploration Stage, End Of Period            $   58,410  $   58,410  $58,410
=============================================================================

Net Loss Per Share                           $     0.01  $     0.01
===================================================================

Weighted Average Number Of Shares
 Outstanding                                  9,620,000   9,620,000
===================================================================

                               DELBROOK  CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                           THREE        SIX       INCEPTION
                                           MONTHS      MONTHS    DECEMBER 21
                                            ENDED       ENDED      2001 TO
                                           JULY 31     JULY 31     JULY 31
                                            2002        2002        2002
----------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $(22,148)  $(47,083)  $(58,410)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activities
  Change in accounts payable                   531     (1,886)     4,191
                                          -------------------------------
                                           (21,617)   (48,969)   (54,219)
                                          -------------------------------

Cash Flows From Financing Activity
  Issue of share capital                         -          -     97,400
                                          -------------------------------

Increase (Decrease) In Cash                (21,617)   (48,969)    43,181

Cash, Beginning Of Period                   64,798     92,150          -
                                          -------------------------------

Cash, End Of Period                       $ 43,181   $ 43,181   $ 43,181
=========================================================================

                                DELBROOK  CORPORATION
                           (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   JULY 31, 2002
                                    (Unaudited)
                              (Stated in U.S. Dollars)



                                         COMMON STOCK            DEFICIT
                                  ---------------------------  ACCUMULATED
                                  NUMBER OF        ADDITIONAL   DURING THE
                                   COMMON     PAR    PAID IN   EXPLORATION
                                   SHARES    VALUE   CAPITAL      STAGE      TOTAL
                                  -------------------------------------------------

Shares issued for cash at $0.001  5,000,000  $5,000  $      -  $      -   $  5,000

Shares issued for cash at $0.02   4,620,000   4,620    87,780         -     92,400

Net loss for the period                   -       -         -   (11,327)   (11,327)
                                  -------------------------------------------------

Balance, January 31, 2002         9,620,000   9,620    87,780   (11,327)    86,073

Net loss for the period                   -       -         -   (47,083)   (47,083)
                                  -------------------------------------------------

Balance, July 31, 2002            9,620,000  $9,620  $ 87,780  $(58,410)  $(38,990)
                                  =================================================

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of July 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2002 audited consolidated financial statements and notes thereto.


2.     OPERATIONS

Organization

The  Company  was  incorporated  in the State of Nevada, U.S.A., on December 21,
2001.

Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $58,410 for the period from December 21, 2001 (inception) to July 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Delbrook Mining Corp.

b)     Mineral  Property  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)     Joint  Venture

The Company's exploration activity will be conducted jointly with another party and, accordingly, the Company will only account for its proportionate interest in such activity.

d)     Use  of  Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i)   monetary  items  at  the  rate  prevailing  at the balance sheet date;
    ii)   non-monetary  items  at  the  historical  exchange  rate;
   iii) revenue and expense at the average rate in effect during the applicable accounting period.

f)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)     Loss  Per  Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period.


4.     MINERAL  PROPERTY  INTEREST

By an agreement dated December 28, 2001, the Company acquired a 75% interest in the Cinema Claims located in British Columbia, Canada, in consideration of $2,300.

Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement requires the Company to expend an initial $13,000 on the property by December 31, 2002 with all further expenditures split 75% for the Company and 25% for their joint venture partner.


5.     CONTINGENCY

Under the terms of the joint venture agreement, either party's interest in the joint venture will be reduced proportionately for failure to contribute to exploration costs incurred pursuant to the agreement.

ITEM 2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


Business  Overview

We are in the business of mineral exploration. Through our wholly-owned subsidiary, Delbrook Mining Corp. (a British Columbia company), we purchased a majority interest in the Cinema Group mineral claims, four claims located in the Cariboo Mining Division of the Province of British Columbia in December 2001.
We own a 75% undivided interest in the Cinema Group mineral claims. The remaining 25% interest was reserved by Mr. Mirko, the prior owner of the claims. We also entered into a joint venture agreement with Mr. Mirko on December 28, 2001 creating a joint operation for the purposes of exploring the Cinema Group mineral claims.

Under the terms of the Joint Venture Agreement, we will be responsible for the first $20,000 in Canadian dollars (the equivalent of $13,000 in US dollars) of exploration expenditures on the property. This expenditure must be made on or before December 31, 2002. At this time, we anticipate that we will be able to satisfy this requirement with the scheduled exploratory work to be conducted on the property discussed below. Thereafter, the parties will be responsible to pay their proportionate shares of future exploration programs. The proposed joint venture agreement provides for Mr. Mirko to initially act as the operator of the joint venture program. As compensation for overhead expenses that he, or subsequent operators, may incur as operator, the joint venture will pay the operator an amount equal to a fee ranging from 1% to 10%. The exact percentage depends upon the nature of the agreement with contractors on the property and the work to be done.

Our plan of operations is to conduct mineral exploration activities on the Cinema Group mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of lead, gold, silver, cobalt, copper, and zinc minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

Geological  Exploration  Program

As of the date of this filing, we have obtained an Initial Summary Report and completed a Phase I exploration program on the property. We have engaged Mr. John R. Poloni, B.Sc. P.Eng. who has prepared this initial summary report and reviewed all available exploration data completed on the Cinema Group mineral claims.

In his initial summary report, Mr. Poloni recommended the completion of two phases of a geological work on the Cinema Group mineral claims. We carried out the Phase I work on the property between February 6-13, 2002 and received the results from this work on February 27, 2002. Upon his review of these results, Mr. Poloni issued a recommendation that we proceed with Phase II. A summary of the results and recommendations from the Phase I exploration program are below.

Results  of  the  Phase  I  Exploration  Program

Rock samples from our property were collected and the analysis of such samples confirmed the presence of gold, silver, cobalt, copper and zinc values. Additionally, an electromagnetic test survey was successful in outlining anomalous crossover values in covered areas of presumed massive sulphides. Further work at random orientations might yield more significant results. The MMI soil sample results, however, were disappointing as they are extremely low and hard to correlate with known zones and standard previous soil sample results.

Based on the results of this Phase I exploration program, our geologist has recommended further work to be conducted in the Phase II exploration program. Specifically, the Phase two will focus on determining the potential for large tonnage volcanogenic massive sulphide or tabular bodies using follow up standard soil geochemistry, electromagnetic geophysics and geological prospecting work searching for surface mineralized showings.

We have decided to proceed with the Phase II exploratory work described above and anticipate completing this phase by the end of 2002. Upon completion of phase two and our review of the results of this second phase we will assess whether the results of phase two are sufficiently positive to warrant additional phases of an exploration program. We will make this decision to proceed with further programs based upon the professional geologists review of the results and recommendations. We will also assess whether our current financial position will allow for such additional phases or if we will need to raise additional capital in order to conduct any further work on the property. This assessment will include an assessment of the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Plan  of  Operations

Our business plan is to proceed with the exploration of the Cinema Group mineral claim to determine whether there are commercially exploitable reserves of gold and silver or other metals. We have decided to continue with phase two of the exploration program recommended as a result of the findings of the first phase of our exploration program. Phase two of the recommended geological exploration program will cost approximately $8,000. We had $43,181 in cash reserves as of July 31, 2002. Accordingly, we are able to proceed through phase two of the exploration program without additional financing.

We anticipate that phase two work will be completed by the end of 2002. Once we receive results from the phase two exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to obtain the financing necessary to proceed.

During our exploration stage, our president will only be devoting approximately five hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.


Results  Of  Operations  For  Period  Ending  April  30,  2002

We did not earn any revenues during the period ending July 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $58,410 for the period from inception on December 21, 2001 to July 31, 2002. These operating expenses included: (a) payments of $2,300 in connection with our option to acquire the Cinema Group mineral claim and $4,824 in exploration costs in connection with the Cinema Group mineral claim; (b) office related fees in the amount of $958 and rent in the amount of $738; and (c) professional fees in the amount of $48,155 in connection with our corporate organization and registration process with the SEC.

We incurred a loss in the amount of $58,410 for the period from inception of December 21, 2001 to April 30, 2002. For the three month period ending July 31, 2002 only, we incurred a loss of $22,148. Our loss was attributable to exploration expenditures, operating expenses, professional fees and administrative expenses.

Liquidity  and  Capital  Resources

We had cash of $43,181 as of July 31, 2002. We anticipate that we will incur through the end of our fiscal year:

- $8,000 in connection with the completion of the second phase of our recommended geological work program, if we decide to proceed with this phase;

- $30,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

We have sufficient cash reserves to proceed with the second phase of our exploration program and meet our cash requirements through the end of our fiscal year. Further exploration studies, however, may require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. In the event that we shall require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

                           PART II - OTHER INFORMATION

ITEM 1.          Legal  Proceedings

The Company currently is not a party to any material legal proceedings and, to the Company's knowledge; no such proceedings are threatened or contemplated.


ITEM 2.          Changes  in  Securities  and  Use  of  Proceeds.

The  Company  has  had  no  changes  in  Securities  or  Use  of  Proceeds.

Item 3.          Default  Upon  Senior  Securities

None.

Item 4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our second quarter ended July 31, 2002.


Item 5.          Other  Information

None.


Item 6.          Exhibits  and  Reports  on  Form  8-K


EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


--------------   ---------------------------------------------------------------
Exhibit Number                       Description of Exhibit
--------------   ---------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELBROOK CORPORATION

Date:  October 24, 2002


By:    /s/ Peter Schulhof
      ---------------------------------
       PETER SCHULHOF
       CHIEF EXECUTIVE OFFICER,
       PRESIDENT, CHIEF FINANCIAL OFFICER
       AND DIRECTOR

                                 CERTIFICATIONS

I, Peter Schulhof, certify that;

1.   I  have  reviewed  this  quarterly  report  on  Form10-QSB  of  Delbrook
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



                                    /s/ Peter Schulhof
Date:  October 24, 2002             ___________________________________
                                    Peter Schulhof
                                    Chief Executive Officer
                                    and Chief Financial Officer