Form 10QSB
period 2002-10-31
DELBROOK CORP
filed 2002-12-16
CIK 1167887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2002


[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period               to


Commission  File  Number     :       000-49995


                              Delbrook Corporation
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                     71-0867623
------                                     ----------
(State or other jurisdiction of            (IRS  Employer Identification  No.)
incorporation  or  organization)


810  Peace  Portal  Drive,  Suite  203,
Blaine,  WA                                98230
-----------                                -----
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                    360-332-1752


                                      None
          ------------------------------------------------------
          (Former  name, former address and former fiscal year,
                          if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,620,000 shares of .001 par value
Common  Stock  outstanding  as  of  December  12,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



----------------------------------------------------------------
                                          OCTOBER 31  JANUARY 31
                                             2002        2002
----------------------------------------------------------------

ASSETS

Current
  Cash                                    $ 32,769   $ 92,150

Mineral Property Interest (Note 4)               -          -
                                          --------------------

                                          $ 32,769   $ 92,150
==============================================================

LIABILITIES

Current
  Accounts payable                        $  2,599   $  6,077
                                          --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with
     a par value of $0.001 per share
    100,000,000 preferred shares with
     a par value of $0.001 per share

  Issued:
    9,620,000 common shares                  9,620      9,620

  Additional paid-in capital                87,780     87,780

Deficit Accumulated During The
 Exploration Stage                         (67,230)   (11,327)
                                          --------------------
                                            30,170     86,073
                                          --------------------

                                          $ 32,769   $ 92,150
==============================================================

                               DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------
                                        THREE        NINE      INCEPTION
                                        MONTHS      MONTHS    DECEMBER 21
                                         ENDED       ENDED      2001 TO
                                      OCTOBER 31  OCTOBER 31  OCTOBER 31
                                         2002        2002        2002
-------------------------------------------------------------------------

Expenses
  Mineral property acquisition and
    exploration expenditures          $        -  $    4,824  $ 7,124
  Office and sundry                          250       1,208    1,208
  Professional fees                        6,420      45,748   54,575
  Rent                                       150         688      888
  Transfer agent fees                          -       1,435    1,435
  Consulting fees                          2,000       2,000    2,000
                                      --------------------------------
Net Loss For The Period                    8,820      55,903   67,230

Deficit Accumulated During The
 Exploration Stage, Beginning Of
 Period                                   58,410      11,327        -
                                      --------------------------------

Deficit Accumulated During The
 Exploration Stage, End Of Period     $   67,230  $   67,230  $67,230
======================================================================

Net Loss Per Share                    $     0.01  $     0.01
============================================================

Weighted Average Number Of
 Shares Outstanding                    9,620,000   9,620,000
============================================================

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                                            THREE       NINE       INCEPTION
                                           MONTHS      MONTHS     DECEMBER 21
                                            ENDED       ENDED       2001 TO
                                          OCTOBER 31  OCTOBER 31  OCTOBER 31
                                             2002        2002        2002
-----------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $ (8,820)   $(55,903)   $(67,230)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activities
  Change in accounts payable                (1,592)     (3,478)      2,599
                                          ---------------------------------
                                           (10,412)    (59,381)    (64,631)
                                          ---------------------------------

Cash Flows From Financing Activity
  Issue of share capital                         -           -      97,400
                                          ---------------------------------

Increase (Decrease) In Cash                (10,412)    (59,381)     32,769

Cash, Beginning Of Period                   43,181      92,150           -
                                          ---------------------------------

Cash, End Of Period                       $ 32,769    $ 32,769    $ 32,769
===========================================================================

                                DELBROOK CORPORATION
                           (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  OCTOBER 31, 2002
                                    (Unaudited)
                              (Stated in U.S. Dollars)



                                          COMMON STOCK             DEFICIT
                                  ----------------------------   ACCUMULATED
                                  NUMBER OF          ADDITIONAL  DURING THE
                                   COMMON     PAR     PAID IN    EXPLORATION
                                   SHARES    VALUE    CAPITAL      STAGE     TOTAL
                                  -------------------------------------------------

Shares issued for cash at $0.001  5,000,000  $5,000  $      -  $      -   $  5,000

Shares issued for cash at $0.02   4,620,000   4,620    87,780         -     92,400

Net loss for the period                   -       -         -   (11,327)   (11,327)
                                  -------------------------------------------------

Balance, January 31, 2002         9,620,000   9,620    87,780   (11,327)    86,073

Net loss for the period                   -       -         -   (55,903)   (55,903)
                                  -------------------------------------------------

Balance, October 31, 2002         9,620,000  $9,620  $ 87,780  $(67,230)  $ 30,170
                                  =================================================


                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements as of October 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2002 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $67,230 for the period from December 21, 2001 (inception) to October 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Plan  of  Operations

Our business plan is to proceed with the exploration of the Cinema Group mineral claim to determine whether there are commercially exploitable reserves of gold and silver or other metals. We have decided to continue with phase two of the exploration program recommended as a result of the findings of the first phase of our exploration program. Phase two of the recommended geological exploration program will cost approximately $8,000. We had $32,769 in cash reserves as of October 31, 2002. Accordingly, we are able to proceed through phase two of the exploration program without additional financing.

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


Results  Of  Operations  For  Period  Ending  October  31,  2002

We did not earn any revenues during the period ending October 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $67,230 for the period from inception on December 21, 2001 to October 31, 2002. These operating expenses included: (a) payments of $2,300 in connection with our option to acquire the Cinema Group mineral claim and $4,824 in exploration costs in connection with the Cinema Group mineral claim; (b) office related fees in the amount of $1,208 and rent in the amount of $888; and (c) professional fees in the amount of $54,575 in connection with our corporate organization and registration process with the SEC.

We incurred a loss in the amount of $67,230 for the period from inception of December 21, 2001 to October 31, 2002. For the three month period ending October 31, 2002 only, we incurred a loss of $8,820. Our loss for this three month period was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

Liquidity  and  Capital  Resources

We had cash of $32,769 as of October 31, 2002. We anticipate that we will incur through the end of our fiscal year:

* $8,000 in connection with the completion of the second phase of our recommended geological work program;

* $15,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Peter Schulof. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item  3.          Default  Upon  Senior  Securities

None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our second quarter ended October 31, 2002.


Item  5.          Other  Information

None.


Item  6.          Exhibits  and  Reports  on  Form  8-K


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit Number                     Description of Exhibit
-------------- -----------------------------------------------------------------
99.1           Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELBROOK  CORPORATION

Date:     December  13,  2002


By:    /s/ PETER SCHULHOF
       -----------------------------------
       PETER SCHULHOF
       CHIEF  EXECUTIVE  OFFICER,
       PRESIDENT,  CHIEF  FINANCIAL  OFFICER
       AND  DIRECTOR

                                 CERTIFICATIONS

I,  Peter  Schulhof,  Chief  Executive  Officer  and  Chief Financial Officer of
Delbrook  Corporation  (the  "Registrant"),  certify  that;

(1)  I  have  reviewed  this  quarterly  report  on  Form10-QSB  of  Delbrook
     Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December  13,  2002   /s/ PETER SCHULHOF
                              ___________________________________
                              Peter  Schulhof
                              Chief  Executive  Officer
                              and  Chief  Financial  Officer