Form 10KSB
period 2003-01-31
DELBROOK CORP
filed 2003-05-01
CIK 1167887

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  January  31,  2003
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-49995
                               ---------

                              DELBROOK CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                            71-0867623
----------------                            ----------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or  organization)            Identification  Number)

810  Peace  Portal  Drive,  Suite  203,
Blaine,  Washington                         98230
-------------------                         -----
(Address  of principal executive offices)   (Zip Code)

Registrant's  telephone  number,
 including  area  code:                     (360)  332-1752
                                            ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 shares of common stock

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  fiscal  year  ended  January  31,  2003  were  $NIL

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 31, 2003 is: $184,800.

The number of shares of the issuer's Common Stock outstanding as of January 31, 2003 is 9,620,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]   No [X ]

                                     PART I
                                     ------

ITEM  1.     DESCRIPTION  OF  BUSINESS

In  General

We were incorporated on December 21, 2001 under the laws of the state of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 75% interest in four mineral claims that we refer to as the Cinema Group mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made. Although exploratory work on the claims conducted by prior owners has indicated some potential showings of mineralization, we are uncertain as to the reliability of these prior exploration results and thus we are uncertain as to whether a commercially viable mineral deposit exists on our mineral claims.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of lead, copper, cobalt, zinc, silver and gold. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Acquisition of the Cinema Group Mineral Claims and Joint Venture Agreement with John M. Mirko

We purchased a 75% interest in four mineral claims located in the Cariboo Mining Division of the Province of British Columbia from John M. Mirko in December 2001. We selected these properties based upon a review of prior work programs conducted on the properties by prior owners. These reports have been filed with the British Columbia Ministry of Energy and Mines. We paid a purchase price of $2,300 and simultaneously entered into a joint venture agreement with Mr. Mirko on December 28, 2001.

Our joint venture agreement dated December 28, 2001 with Mr. Mirko is to govern operation of the Cinema Group claims. Under the terms of the Joint Venture Agreement, we will be responsible for the first $20,000 in Canadian dollars (the equivalent of $13,000 in US dollars) of exploration expenditures on the property. Under the terms of the joint venture agreement, this expenditure was to be made on or before December 31, 2002. However, the joint venture agreement has been amended twice to extend the date of payment. On December 17, 2002, the parties amended the joint venture agreement to extend the date for the expenditure to February 28, 2003. Due to inclement weather, the parties entered into a second amendment to extend the date for the expenditure to April 15, 2003. After this expenditure has been made, the parties will be responsible to pay their proportionate shares of future exploration programs. Currently, we have paid $8,000 in Canadian dollars of the expenditures due for exploration on the property.

Under the terms of the exploration joint venture agreement with John Mirko, we have agreed to use our best efforts to explore the property containing the Cinema Group mineral claims with the goal of eventually putting the property into commercial production should both a feasibility report recommending commercial productions be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. It is possible that results may be positive from the exploration program but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate not proceeding, in addition, the atmosphere for financing mineral exploration ventures may have an impact.

Both parties under the terms agree to associate and participate in a single purpose joint venture to carry out the project. Beneficial ownership of the property remains in each party's name proportional to its respective interest. Also, costs are to be met by each party in proportion to its interest.

The first $12,500 of exploration expenditures made by us will not be included in the calculation of our proportionate share of the initial program or any other program. The interest of each party may be reduced and the other party's interest increased by an amount equal to share of the exploration costs they were obligated to pay. If the interest of either us or Mr. Mirko is reduced to less than 15%, then that party will be deemed to have assigned their interest to the other party, and their sole remuneration and benefit from the joint venture agreement will be a 5% net proceeds of production royalty. The respective interests of each party could be increased or decreased from time to time if any or all of the following events occur: (1) a party fails to pay its proportionate share of the costs; (2) a party elects not to participate in the program; and/or
(3) a party elects to pay less than its proportionate share of the costs for the program. If these terms operate to cause a party's interest in the property to be reduced to 15% or less, that party will assign and convey its interest to the other party and will receive a royalty equal to 5% of net proceeds of production royalty, subject to certain adjustments, payable within 60 days after the end of each calendar quarter, as and when any net proceeds of production are available for distribution.

The joint venture will terminate if one party acquires both a 100% interest and a 100% interest in the net proceeds of production. This is a standard provision in many joint venture agreements. Its purpose is to allow parties to sell their interest to each other, thereby causing one party to own both a 100% interest and a 100% interest in the net proceeds of production. If a party is diluted to the point of a 5% royalty interest, they may sell their royalty interest to the other party thus terminating the venture.

The joint venture agreement provides for Mr. Mirko to initially act as the operator of the joint venture program. As compensation for head office overhead expenses that he, or subsequent operators, may incur as operator, the joint venture will pay the operator an amount equal to:



     (1)  with  respect  to  programs:
          a. 2% for each individual contract which expressly includes an overhead charge by the party contracted;
          b. 5% for each individual contract which exceeds $50,000 and is not subject to clause (1) a, above.
          c. 10% of all other costs not included in clauses (1) a and (1) b, above.
     (2)  with  respect  to  construction:  1%  of  all  other  such  costs;

     (3) subsequent to the completion date: 3.5 % of all operating costs. The completion date is the date approved by the management committee and on which commercial production begins.

To summarize, the above pay schedule results in the operator receiving a fee ranging from 1% to 10%. The exact percentage depends upon the nature of the agreement with contractors on the property and the work to be done.

The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. A management committee consisting of one representative of each party will oversee the operator and manage or supervise the management of the business and affairs of the joint venture. Each representative may cast that number of votes that is equal to that party's interest; simple majority prevails and the management committee's decisions made in accordance with the joint venture agreement are binding on all parties. The joint venture agreement contemplates that the agreement will stay in effect for so long as any part of the property or project is held in accordance with the agreement, unless earlier terminated by agreement of all parties.

Description  and  Location  of  the  Cinema  Group  mineral  claims

The Cinema Group mineral claims consist of four mineral claims in the Cariboo Mining District of British Columbia, Canada. The total area of the Cinema Group mineral claims is estimated to be 247 acres, located 30 miles north of Quesnel, British Columbia. The property is accessible by one mile of dirt road from Ahbau Creek, B.C. and 2 miles by dirt road from Highway 97.

The  mineral  claims  are  described  as  follows:


Name  of
Mineral  Claim     Grant  Number     Date  of  Recording  Expiry  Date
Cinema  Group  1     387906          July 11, 2001        July 10, 2003
Cinema  Group  2     387907          July 11, 2001        July 10, 2003
Cinema  Group  3     387908          July  11,  2001      July 10, 2003
Cinema  Group  4     387909          July  11,  2001      July 10, 2003


Mr. Mirko staked the Cinema Group mineral claims on July 11, 2001 and renewed these claims on July 10, 2002 in order to preserve our claims for another year. Staking a claim involves physically marking the boundaries of the mineral claim area on the ground and is the first step in acquiring title to the claim. Once the property is staked, title to the property can be recorded with the Ministry of Energy and Mines. Title to the property is held in the name of Mr. Mirko, 25% interest, and Delbrook Mining Corp., 75% interest, in proportion to their respective interests as stipulated under section 19.01 in the joint venture agreement.

The Province of British Columbia owns the land covered by the mineral claims. At this time we are not aware of any native land claims that might affect our title to the mineral claims or to British Columbia's title of the property. Although we are unaware of any situation that would threaten our claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. If we should encounter a situation where a native person or group claims an interest in our claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.

Prior to the expiry dates listed above, we plan to file for an extension of our mineral claims. In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work valued at an amount stipulated by the government on the mineral claims and payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claims. Currently, an exploration work value of $100 Canadian (US$62.83; exchange rate as of August 23, 2002 of CDN$1 = US$0.6283 ) is required during each of the first three years after a claim is staked and an exploration work value of $200 Canadian (US$125.66) is required in subsequent years. Accordingly, exploration work on the Cinema Group 1 to 4 mineral claims must be completed and filed with the Province in the amount of $400 Canadian (US$251.32) by July 10, 2003 or this amount must be paid to the Province of British Columbia by July 10, 2003. A maximum of ten years of work credit may be filed on a claim. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claims will lapse and title with revert to the Province of British Columbia. The phase two work program when completed will be sufficient to extend the claim for several years.

Due to the amount of funds we have expended towards our completed Phase I exploration program, we will fulfill all of these requirements of British Columbia for a period of several years.

Geological  Exploration  Program

We have obtained an Initial Summary Report and completed a Phase I exploration program on the property. We have engaged Mr. John R. Poloni, B.Sc. P.Eng. who has prepared this initial summary report and reviewed all available exploration data completed on the Cinema Group mineral claims.

In his initial summary report, Mr. Poloni recommended the completion of two phases of a geological work on the Cinema Group mineral claims. We carried out the Phase I work on the property between February 6-13, 2002 and received the results from this work on February 27, 2002. Upon his review of these results, Mr. Poloni issued a recommendation that we proceed with Phase II. We are in the process of completing Phase II and expect this phase to be completed in the second quarter of 2003. The details of the Initial Summary Report and the results from the Phase I exploration program are provided below.

1.  Initial  Summary  Report,  Dated  January  11,  2002
    ----------------------------------------------------

The purpose of the initial summary report was to review information from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of a mining project on the mineral claims. The summary report listed results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further two phase geological exploration program.


a.   Exploration  History  of  the  Mineral  Claims

The history of the exploration of the mineral claims is summarized in the report that we obtained from Mr. Poloni. The following summary of the exploration history of the mineral claims and surrounding area is based on Mr. Poloni's description.



1. Most of the exploration activity carried out on the property and surrounding area occurred during the period between 1968 to 1991. The focus of the exploratory work was in search of gold base metal massive sulphide deposits and some emphasis on porphyry copper deposits. Massive sulphide deposits are often major producers of copper, zinc, silver, gold and lead in Canada. Their high grade and commonly high precious metal content make them attractive exploration targets. Porphyry copper deposits are deposits of disseminated copper minerals in or around intrusive rock. Intrusive rock is formed by the consolidation of magma (i.e. molten material) intruding into other rocks far below the earth's surface. Locating porphyry copper deposits is another important exploration target when searching for reserves in British Columbia.

2. During the period between 1968 to 1972, exploration activities were conducted including mapping, prospecting such as searching for surface mineralized showings, trenching, soil geochemistry, and both diamond drilling totaling 1,530 feet, this drilling uses a rotary type rock drill that cuts a core of rock that is recovered in long cylindrical sections two centimeters in diameter, and percussion drilling totaling 3,000 feet, this type of drilling, usually air powered, delivers its energy through a pounding or hammering action

3. During the period between 1980 to 1991, more extensive exploration activities were performed in this region including heavy metal geochemical surveys, soil sampling, and induced polarization surveys, these are surveys that employ an electrical current to determine indications of mineralization. Also, additional diamond drilling totaling over 19,000 feet and percussion drilling totaling approximately 25,000 feet was conducted on the property.

The area covered by the Cinema claims has been owned and operated by various individuals over the past four decades. The most recent previous owner allowed its claims to lapse thereby providing Mr. Mirko an opportunity to re-stake these claims in 2001. Past owners conducting prior exploratory work include the following:

-  1968-1969   Cariboo  Minelands  Ltd.:  Conducted  soil geochemistry, mapping, prospecting, geophysics, bulldozer trenching, and conducted eight diamond drill holes totaling 3,000 feet.

-  1971        Texas  Gulf  Sulpher:  Conducted  soil  geochemistry  and
               electromagnetic lines with geological mapping. Test electromagnetic lines include a ground survey on marked lines at measured intervals testing and measuring the electromagnetic response of the underlying rocks in an attempt to define anomalous values.

-  1971-1972   Equatorial  Resources Ltd.:  Conducted five percussion-drill holes  totaling  1,530  feet.

-  1980        A.T.  Syndicate:  Conducted heavy metal geochemical surveys.

-  1981-1989   Gabrial  Resources  Inc.:  In  1984,  performed  soil  and  rock geochemistry, geophysical surveys, geological mapping, and trenching. In 1986, performed fifteen miles of induced polarization surveys, geological mapping followed by over 9000 feet of diamond drilling. In 1987, conducted 10,000 feet of diamond drilling and low level airborne geophysical survey. In
               1988, completed additional induced polarization surveys and soil sampling, conducted 100 backhoe trenches and conducted 25,000 feet of percussion-drill holes assaged for 23 elements.

-  1991        Appian  Resources  Ltd.  and  Valerie  Gold Mines Ltd.: Conducted
               three diamond drill holes testing mineral found in percussion drilling.


b.   Geology  of  the  Mineral  Claims

Past exploration work conducted on the property demonstrate that the Cinema Group mineral claims potentially host showings of lead, zinc, copper, cobalt, gold and silver mineralization. We have retrieved the results of this past exploration work conducted by prior owners of the claims from the offices of the British Columbia Ministry of Energy and Mines. Although this past work indicates some potential for mineralization, these studies may or may not be completely accurate, These reports are helpful in pointing us to areas of potential significance at this time.

The main mineral showings on the Cinema claims occur within the "Quesnel Belt" of volcanic and sedimentary rocks, which are intruded in places by plutonic rocks of similar age called the "Naver Suite."

The main mineral showings are hosted by different types of volcanic rock including porphyrys, rhyolites, arquillites and basalt breccias. The mineralization occurs in the volcanics as disseminations and stockwork stringers of sulphide type minerals with some quartz, calcite, epidote and chlorite accessory minerals. The two most significant types of mineralization are:

a. the sulphide minerals, pyrites, pyrrihotite and rare chalcopyrite (a copper sulphide) scattered as small grains throughout the volcanic rocks and as fracture coating along contacts with ryolite dykes; and

b. as zones of massive sulphide mineralization within fault zones up to seven feet wide consisting of massive pyrite, arsenopyrite and occasional chlopyrite and galena (a lead sulphide mineral).

c.   Recommendations  of  Initial  Geological  Summary  Report

In his report, Mr. Poloni recommended the completion of two phases of a geological work on the Cinema Group mineral claims based on the following conclusions. Previous soil geochemical and several geophysical surveys over the property failed to detect values intersected in some of the percussion and diamond drill holes and trenching. These findings suggest that other methods to find drill or trench targets should be initiated on a trial basis.

The 1991 drilling showed potential for stratabound - strataform volcanogenic related mineralization, i.e., the potential for deposits to be located at or within certain layers of rocks, which might not be related to structures or shear zones and should be tested for with electromagnetic lines using more favorable orientation of a few test lines and a test mobile metal ion soil sample grid over a known zone. The mobile metal ion (MMI) sample grid is a technique that measures mobile metal ions that are released from ore bodies and travel upward towards the surface. Using sophisticated chemical processes and instrumentation, the MMI technique is able to measure these ions, in surface soils, to determine accurately where buried mineralization is located. Rock sampling should be conducted to obtain confirmation of the values reported in the various zones. Mr Poloni recommended the following work programs contained in two phases. Delbrook has completed the first phase described in Mr. Poloni's Initial Geological Summary Report below and will proceed with the second phase which is projected to be completed by the end of 2002.

     Phase  I
     --------

     The Initial Summary Report recommended a Phase I that would consist of a grid layout and placement of two soil geochemistry sample lines with eight test sites for mobile metal ion samples. Also, the report recommended running test electromagnetic lines over the volcanogenic massive sulphides percussion drill area and conducting rock sampling to obtain confirmation of values reported in previous testing performed on the property. This Phase I program has been completed with the work and resultsdescribed in greater detail below.

     Phase  II
     ---------

     As phase one is complete, the Initial Summary Report recommended a phase two program to perform additional sampling and follow-up geophysics and geochemistry surveys dependent upon results of Phase I. The completion of these two phases is expected to better define the target concepts, identify additional targets and determine if additional surveys should be made.

The Initial Summary Report projected that the costs for these two phases of the exploration program would be as follows:

               Phase  I  --  $4,500
               Phase  II --  $8,000

The Initial Summary Report projected that the total cost for these phases of the exploration program would be $12,500, of which $4,500 has been spent conducting the Phase I program described more fully in the "Phase I of the Exploration Program" section below. Our working capital position was $64,798 as of April 30, 2002 and $27,379 as of January 31, 2003. Thus, we are able to complete these phases of this exploration program. We are in the process of completing Phase II and expect this phase to be completed in the second quarter of 2003.

The geological review and interpretations required in each phase of the exploration program would be comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review would be to determine if there is sufficient indication of mineralization to
warrant  additional  exploration.   Positive  results  at  each  stage  of  the
exploration program would be required to justify continuing with the next phase. Such positive results would include the identification of the zones of mineralization.


2.  Phase  I  of  the  Exploration  Program
    ---------------------------------------

We accepted the recommendations of the initial summary report completed by Mr. Poloni and proceeded with the Phase I exploration program. We carried out the Phase I work on the property between February 6-13, 2002 and received the results from this work on February 27, 2002. Upon his review of these results, Mr. Poloni issued a recommendation that we proceed with Phase II. A summary of the results and recommendations from the Phase I exploration program are below.

a.   Results  of  the  Phase  I  Exploration  Program

Rock samples from our property were collected and the analysis of such samples confirmed the presence of significant gold, silver, cobalt, copper and zinc values. Two of the rock samples collected gave the following values:

Sample  Cin  5-02:  12.0  inch  chip  sample,  5  pounds

               Gold   (Au)  35.39 grams per ton (or 1.03 ounces of Gold per ton)
               Silver (Ag)  38.6  grams  per  ton
               Cobalt (Co)  0.26%
               Copper (Cu)  0.65%
               Zinc   (Zn)  0.02%

Sample  Cin  6-02:  12.0  inch  chip  sample,  5  pounds

               Gold   (Au)  7.3  grams  per  ton
               Silver (Ag)  31.4  grams  per  ton
               Cobalt (Co)  0.13%
               Copper (Cu)  0.96%
               Zinc   (Zn)  0.14%

Additionally, an electromagnetic test survey was successful in outlining anomalous crossover values in covered areas of presumed massive sulphides. Further work at random orientations might yield more significant results. The MMI soil sample results, however, were disappointing as they are extremely low and hard to correlate with known zones and standard previous soil sample results.

b.   Recommendations  of  Phase  I  Exploration  Program

Based on the results of this Phase I exploration program, our geologist has recommended further work to be conducted in the Phase II exploration program as described in the Initial Summary Report. Specifically, the program should focus on determining the potential for large tonnage volcanogenic massive sulphide or tabular bodies using follow up standard soil geochemistry, electromagnetic geophysics and geological prospecting work searching for surface mineralized showings.

We have decided to proceed with the Phase II exploratory work described above and anticipate completing this phase by the second quarter of 2003. Upon completion of phase two and our review of the results of this second phase we will assess whether the results of phase two are sufficiently positive to warrant additional phases of an exploration program. We will make this decision to proceed with further programs based upon the professional geologists review of the results and recommendations. We will also assess whether our current financial position will allow for such additional phases or if we will need to raise additional capital in order to conduct any further work on the property. This assessment will include an assessment of the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Compliance  with  Government  Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of mineralsin the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to Delbrook and its subsidiary is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

 The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases which are long term entitlements to minerals, designed as production tenures.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a Free Use Permit or a License to Cut must be issued by the Ministry of Forests. Items such as waster and waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation refers to the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

We have no employees as of the date of this report other than our sole officer. We conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have incorporated a British Columbia subsidiary, Delbrook Mining Corporation, a wholly-owned subsidiary of Delbrook Corporation for the purposes of conducting all mineral exploration in Canada. All activities on the mineral claims in Canada will be conducted through this subsidiary.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

Risks  Related  To  Our  Financial  Condition  And  Business  Model

If  we  do  not  obtain  additional  financing,  our  business  will  fail

Our current operating funds will only cover the first two phases of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. As of January 31, 2003, we had cash in the amount of $28,302. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. While we have sufficient cash on hand to carry out Phase II of the recommended exploration program on the Cinema Group mineral claims, we will require additional financing if further exploration programs are necessary. We will also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Cinema Group mineral claim into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for lead, copper, zinc, cobalt, silver and gold and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and obtaining a preliminary summary report on our mineral claims. We have not earned any revenues as of the date of this report.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Mr. Peter Schulhof, our sole executive officer and director, does not have formal training as geologist and lacks the technical training and experience in managing an exploration company. Additionally, Mr. Schulhof has never managed any company involved in starting or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our lack of experience in this industry.


Because of the unique difficulties and uncertainties inherent in mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mineral claims, there is substantial risk that no commercially exploitable minerals will be found and this business will fail

The search for valuable minerals as a business is extremely risky. Our mineral claims may not contain commercially exploitable deposits of gold and silver.
Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration and any future mining efforts

Access to the Cinema Group mineral claim may be restricted through some of the year due to weather in the area. The property is in North Central British Columbia, a rugged area of broken, rolling terrain. During the winter months heavy snowfall and extreme low temperatures make it difficult if not impossible to undertake work programs. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. Generally speaking, the most efficient time for us to conduct our work programs will be during the May to October period. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Schulhof, our president, is also the president and director at Spectro International Trade Limited, a company which specializes in investment real estate. Because we are in the early stages of our business, Mr. Schulhof devotes approximately five hours per week to Delbrook's affairs. If the demands of our business require the full business time of Mr. Schulhof, he is prepared to adjust his timetable to devote more time to our business. However, Mr. Schulhof may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Schulhof's other interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. Schulhof's time may lead to a divergence between his interests and the interests of other shareholders.

Because our president, Mr. Peter Schulhof, owns 51.98% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Schulhof are inconsistent with the best interests of other stockholders.

Mr. Schulhof is our sole director and executive officer. He owns approximately 51.98% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Schulhof may differ from the interests of the other stockholders. Factors which could cause the interests of Mr. Schulhof to differ from the interest of other stockholders include his ability to devote the time required run a mineral exploration company.

Risks  Related  To  Legal  Uncertainty

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

We have a 75% interest in the Cinema Group mineral claims. We do not own or lease any property other than our interest in the Cinema Group mineral claims.

We currently rent office space at 810 Peace Portal Drive, Suite 203, Blaine, WA, with telephone, mail and fax services from Amteck Corporation for $125.00 per month. The arrangement is from month to month with no formal written agreement.



ITEM  3.     LEGAL  PROCEEDINGS

We  are  not  currently  a  party  to  any  legal  proceedings.

Our agent for service of process in Nevada is Michael A. Cane, 2300 West Sahara Avenue, Suite 500, Box 18, Las Vegas, Nevada 89102.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal year ended January 31, 2003.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

Market  Information

We made an application for quotation of our common stock on the NASD over the counter bulletin board. We have been assigned DBRK as our symbol, but no trading has taking place to date. We can provide no assurance that a public market for our stock will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders  of  Our  Common  Stock

As of the date of this annual report, we had forty-six (46) registered shareholders.

Recent  Sales  of  Unregistered  Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended
January  31,  2003.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Plan  of  Operations

Our business plan is to proceed with the exploration of the Cinema Group mineral claim to determine whether there are commercially exploitable reserves of gold and silver or other metals. As a result of the findings of the first phase of our exploration program, we have commenced phase two of the exploration program recommended. Phase two of the recommended geological exploration program cost approximately $8,000. We had $32,769 in cash reserves as of October 31, 2002 and $28,302 as of January 31, 2003. Accordingly, we are able to proceed through phase two of the exploration program without additional financing.

We anticipate that phase two work will be completed in the second quarter of 2003. Once we receive results from the phase two exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to obtain the financing necessary to proceed.

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

Results  of  Operations  For  Fiscal  Year  Ended  January  31,  2003

We did not earn any revenues during the fiscal year ended January 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $70,021 for the period from inception on December 21, 2001 to January 31, 2003. These operating expenses included: (a) payments of $7,124 in connection with acquisition and exploration of the Cinema Group mineral claim; (b) office related fees in the amount of $1,577; (c) rent in the amount of $785; (d) professional fees in the amount of $57,100 in connection with our corporate organization and registration process with the SEC; (e) transfer agent fees in the amount of $1,435; and (f) consulting fees in the amount of $2,000.

We incurred a loss in the amount of $70,021 for the period from inception of December 21, 2001 to January 31, 2003. For the fiscal year ended January 31, 2003 only, we incurred a loss of $ 58,694. Our loss for this fiscal year was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

Liquidity  and  Capital  Resources

We had cash of $ 28,302 as of January 31, 2003. We anticipate that we will incur over the next twelve months:

     - $8,000 in connection with the completion of the second phase of our recommended geological work program;

     - $10,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

We have sufficient cash reserves to complete the second phase of our exploration program. Further exploration studies, however, may require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. In the event that we shall require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.


Forward  Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.


ITEM  7.     FINANCIAL  STATEMENTS

Index  to  Financial  Statements:

1.   Auditors'  Report;

2. Audited Financial Statements for the year ended January 31, 2003, including:

     a.   Balance  Sheets  as  at  January  31,  2003  and  2002;

     b. Statements of Loss and Deficit for the year ended January 31, 2003 and for the period from inception on December 21, 2001 to January 31, 2002;

     c. Statements of Cash Flows for the years ended January 31, 2003 and for the period from inception on December 21, 2001 to January 31, 2002;

     d. Statements of Stockholders' Equity for the years ended January 31, 2003 and for the period from inception on December 21, 2001 to January 31, 2002;

     e.   Notes  to  Financial  Statements.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)

                                             Morgan and Company

                          INDEPENDENT AUDITORS' REPORT




To  the  Directors
Delbrook  Corporation
(An  exploration  stage  company)


We have audited the consolidated balance sheets of Delbrook Corporation (an exploration stage company) as at January 31, 2003 and 2002, and the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended January 31, 2003, for the period from inception, December 21, 2001, to January 31, 2002, and for the period from inception, December 21, 2001, to January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2003 and 2002, and the results of its operations and cash flows for the year ended January 31, 2003, for the period from inception, December 21, 2001, to January 31, 2002, and for the period from inception, December 21, 2001, to January 31, 2003, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the consolidated financial statements, the Company incurred a net loss of $70,021 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                                    /s/ Morgan & Company
April  25,  2003                                        Chartered  Accountants

Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075             ACPA        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com          INTERNATIONAL               Vancouver, B.C.  V7Y 1A1

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)



-----------------------------------------------------------
                                           JANUARY  31
                                        2003       2002
-----------------------------------------------------------

ASSETS

Current
  Cash                                $ 28,302   $ 92,150

Mineral Property Interest (Note 3)           -          -
                                     ---------------------

                                      $ 28,302   $ 92,150
==========================================================
LIABILITIES

Current
  Accounts payable                    $    923   $  6,077
                                     ---------------------
SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with
    a par value of $0.001 per share
    100,000,000 preferred shares with a
    par value of $0.001 per share

  Issued:
    9,620,000 common shares at
    January 31, 2003 and 2002            9,620      9,620

  Additional paid-in capital            87,780     87,780

Deficit Accumulated During
The Exploration Stage                  (70,021)   (11,327)
                                     ---------------------
                                        27,379     86,073
                                     ---------------------
                                      $ 28,302   $ 92,150
==========================================================


                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                      INCEPTION    INCEPTION
                                          YEAR       DECEMBER 21  DECEMBER 21
                                          ENDED        2001 TO     2001 TO
                                         JANUARY 31   JANUARY 31  JANUARY 31
                                            2003        2002        2003
--------------------------------------------------------------------------------

Expenses
  Mineral property acquisition and
  exploration expenditures               $    4,824  $    2,300  $ 7,124
  Office and sundry                           1,577           -    1,577
  Rent                                          585         200      785
  Professional fees                          48,273       8,827   57,100
  Transfer agent fees                         1,435           -    1,435
  Consulting fees                             2,000           -    2,000
                                          -------------------------------
Net Loss For The Period                      58,694      11,327  $70,021
                                                                 ========
Deficit Accumulated During The
 Exploration Stage, Beginning Of Period      11,327           -
                                          ----------------------
Deficit Accumulated During The
Exploration Stage, End Of Period         $   70,021  $   11,327
================================================================
Net Loss Per Share                       $     0.01  $     0.01
================================================================

Weighted Average Number
 Of Shares Outstanding                    9,620,000   5,112,683
================================================================


                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                  INCEPTION    INCEPTION
                                       YEAR       DECEMBER 21  DECEMBER 21
                                       ENDED        2001 TO     2001 TO
                                     JANUARY 31   JANUARY 31   JANUARY 31
                                       2003        2002         2003
--------------------------------------------------------------------------------

Cash Flows From Operating
 Activities
  Net loss for the period           $(58,694)  $(11,327)  $(70,021)

Adjustments To Reconcile
 Net Loss To Net Cash Used By
Operating Activities
  Change in accounts payable          (5,154)     6,077        923
                                    -------------------------------
                                     (63,848)    (5,250)   (69,098)
                                    -------------------------------

Cash Flows From Financing Activity
  Issue of share capital                   -     97,400     97,400
                                    -------------------------------

Increase (Decrease) In Cash          (63,848)    92,150     28,302

Cash, Beginning Of Period             92,150          -          -
                                    -------------------------------

Cash, End Of Period                 $ 28,302   $ 92,150   $ 28,302
===================================================================

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                JANUARY 31, 2003
                            (Stated in U.S. Dollars)



                                           COMMON STOCK
                                   -----------------------------  DEFICIT
                                                                  ACCUMULATED
                                   NUMBER OF          ADDITIONAL  DURING THE
                                   COMMON     PAR     PAID IN     EXPLORATION
                                   SHARES    VALUE    CAPITAL     STAGE      TOTAL
                                  -------------------------------------------------
Shares issued for cash at $0.001  5,000,000  $5,000  $      -  $      -   $  5,000

Shares issued for cash at $0.02   4,620,000   4,620    87,780         -     92,400

Net loss for the period                   -       -         -   (11,327)   (11,327)
                                  -------------------------------------------------
Balance, January 31, 2002         9,620,000   9,620    87,780   (11,327)    86,073

Net loss for the year                     -       -         -   (58,694)   (58,694)
                                  -------------------------------------------------
Balance, January 31, 2003         9,620,000  $9,620  $ 87,780  $(70,021)  $ 27,379
===================================================================================

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



1.     OPERATIONS

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $70,021 for the period from December 21, 2001 (inception) to January 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

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

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


3.     MINERAL  PROPERTY  INTEREST

By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the Cinema Claims located in British Columbia, Canada, in consideration of $2,300.

Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement requires the Company to expend an initial $13,000 on the property by April 15, 2003 with all further expenditures split 75% for the Company and 25% for their joint venture partner.


4.     CONTINGENCY

Under the terms of the joint venture agreement, either party's interest in the joint venture will be reduced proportionately for failure to contribute to exploration costs incurred pursuant to the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNING AND FINANCIAL DISCLOSURE

We have had no disagreements with its independent auditors on accounting or financial disclosures.


                                    PART III
                                    --------

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Our executive officers and directors and their respective ages as of January 31, 2003 are as follows:

Directors:

Name  of  Director          Age
----------------------      ---
Peter  Schulhof             40

Executive  Officers:



Name  of  Officer           Age         Office
--------------------        ---         -------
Peter  Schulhof             40          President,  Treasurer  and  Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Mr. Peter Schulhof is our president, secretary and treasurer and is our sole member of our board of directors. Mr. Schulhof was appointed to the positions of president, treasurer and secretary on December 21, 2001.

From 1981 to 1993 Mr. Schulhof owned and operated PVS Automotive Inc., an automotive service centre for European automobiles. In the late 1980s, Mr. Schulhof concentrated his business activities in investment real estate. Since 1987, Mr. Schuloff has been the president and director of Spectro International Trade Limited, a real estate investment company. At Spectro Mr. Schulhof's responsibilities consist primarily of inspecting and reviewing real estate properties, including multi-family developments, for development and investment potential.

Mr. Schulhof, does not have formal training as geologist or in the technical or managerial aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others trained in appropriate areas.

We presently do not pay our sole director and officer any salary or consulting fee. We anticipate that compensation may be paid to officers in the event that we determine to proceed with additional exploration programs beyond the first phase program.

We conduct our business through verbal agreements with consultants and arms-length third parties. Current arrangements in place include the following. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates. Finally, we rent our office space from Amteck Corporation based upon a verbal month to month lease at a rate of $125.00 per month.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We  have  no  significant  employees  other  than  Peter  Schulhof.

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended January 31, 2003 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


--------------------------------------------------------------------------------
                                 Number      Transactions      Known  Failures
                                 Of  Late    Not  Timely       To  File  a
Name and Principal  Position     Reports     Reported          Required Form
--------------------------------------------------------------------------------
Peter  Schulhof,  Director,      None          None               None
President, Secretary,
and  Treasurer


--------------------------------------------------------------------------------

ITEM  10.               EXECUTIVE  COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended January 31, 2003 and the fiscal year ended January 31, 2002.

Annual  Compensation  Table



                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                                Other                           All
                                                Annual                          Other
                                                Com-  Restrict-                 Com-
                                                pen-  ed      Warr-             pen-
                                                sa-   Stock   ants &  LTIP       sa-
Name      Title      Year      Salary  Bonus    tion  Awarded Options payouts($)tion
----      -----      ----      ------  -----  ------- ------- ------- --------- ----
Peter     Director,  2003         0      0         0        0        0    0       0
Schulhof  President,
          Secretary,
          and
          Treasurer
                     2002         0      0         0        0        0    0       0




Stock  Option  Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended January 31, 2003. We have also not granted any stock options to the executive officers since January 31, 2002.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                  Name and address           Number of Shares   Percentage  of
Title  of class   of beneficial owner        of Common Stock    Common Stock(1)
--------------------------------------------------------------------------------
Common Stock      Peter Schulhof             5,000,000 Shares   51.98%
                  Director, President,
                  Secretary, and Treasurer.
                  Suite 128, 1374 Marine Drive
                  North Vancouver, BC Canada
                  V7P 1T4
--------------------------------------------------------------------------------
Common Stock      All Officers and Directors
                  as a Group
                  (one person)               5,000,000 Shares   51.98%
--------------------------------------------------------------------------------


(1) Based on 9,620,000 shares of our common stock issued and outstanding as of January 31, 2003.
================================================================================


Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Change  In  Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     -    Any  of  our  directors  or  officers;
     -    Any  person  proposed  as  a  nominee  for  election  as  a  director;
     - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     -    Any  of  our  promoters;
     - Any relative or spouse of any of the foregoing persons who has the same house as such person.


                                     PART IV
                                     -------

ITEM  13.     EXHIBITS,  FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number         Description  of  Exhibit
--------------------------------------------------------------------------------
10.1           Amendment  No.1 to the Joint Venture Agreement dated December 17,
               2002.  (1)

10.2           Amendment  No.2 to the Joint Venture Agreement dated February 25,
               2003.  (1)

99.1 and 99.2  Certifications  of  Chief  Executive  Officer and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)


--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB

--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

None

ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Peter Schulhof. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELBROOK  CORPORATION




By:  /s/ Peter  Schulhof
     --------------------
     Peter  Schulhof
     President,  Secretary,  Treasurer,  and
     Director
     Date:  May  1,  2003

                                 CERTIFICATIONS

I,  Peter  Schulhof,  Chief  Executive  Officer  and  Chief Financial Officer of
Delbrook  Corporation  (the  "Registrant"),  certify  that;

(1)  I  have  reviewed this annual report on Form10-KSB of Delbrook Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  1,  2003               /s/ Peter  Schulhof
                                   ___________________________________
                                   (Signature)
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer