Form 10QSB
period 2003-04-30
DELBROOK CORP
filed 2003-06-23
CIK 1167887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  APRIL  30,  2003


[_] Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
    Act  of  1934
    For  the  transition  period                             to


Commission  File  Number:       000-49995


                              DELBROOK CORPORATION
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                        71-0867623
------                                        ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)              Identification  No.)


810  PEACE  PORTAL  DRIVE,  SUITE  203,
BLAINE,  WA                                   98230
-----------                                   -----
(Address  of  principal  executive  offices)  (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                     360-332-1752
                                             ------------

                                      NONE
          -----------------------------------------------------
          (Former  name, former address and former fiscal year,
                       if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  YES      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,620,000 SHARES OF .001 PAR VALUE COMMON STOCK OUTSTANDING AS OF APRIL 30, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



---------------------------------------------------------------
                                            APRIL 30 JANUARY 31
                                              2003     2003
---------------------------------------------------------------

ASSETS

Current
  Cash                                     $ 17,496   $ 28,302
  Prepaid expenses                              429          -
                                           --------------------

                                             17,925     28,302
                                           --------------------


Mineral Property Interest (Note 4)                -          -
                                           --------------------

                                           $ 17,925   $ 28,302
===============================================================


LIABILITIES

Current
  Accounts payable and accrued liabilities $  3,634   $    923
                                           --------------------

SHAREHOLDER'S EQUITY

Share Capital
  Authorized:
   100,000,000 common shares with
   a par value of $0.001 per share
   100,000,000 preferred shares with a
   par value of $0.001 per share

  Issued:
   9,620,000 common shares at April
   30, 2003 and January 31, 2003              9,620      9,620

Additional paid-in capital                   87,780     87,780

Deficit Accumulated During The
 Exploration Stage                          (83,109)   (70,021)
                                           --------------------
                                             14,291     27,379
                                           --------------------

                                           $ 17,925   $ 28,302
===============================================================


                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)




-------------------------------------------------------------------
                                                        INCEPTION
                                                       DECEMBER 21
                                  THREE MONTHS ENDED     2001 TO
                                         APRIL 30       APRIL 30
                                       2003     2002     2003
-------------------------------------------------------------------

Expenses
  Mineral property acquisition and
  exploration expenditures          $    8,333  $        -  $15,457
  Office and sundry                        225         583    1,802
  Rent                                     150         337      935
  Professional fees                      1,675      22,580   58,775
  Transfer agent fees                      705       1,435    2,140
  Consulting fees                        2,000           -    4,000
                                     ------------------------------



Net Loss For The Period               13,088      24,935  $83,109
                                                          ========

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period                  70,021      11,327
                                    ---------------------
Deficit Accumulated During
 The Exploration Stage,
 End Of Period                    $   83,109  $   36,262
=========================================================

Net Loss Per Share                $     0.01  $     0.01
=========================================================

Weighted Average Number
 Of Shares Outstanding             9,620,000   9,620,000
=========================================================

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------
                                                         INCEPTION
                                                        DECEMBER 21
                                         THREE MONTHS ENDED     2001 TO
                                              APRIL 30     APRIL 30
                                             2003     2002     2003
------------------------------------------------------------------------


Cash Flows From Operating Activities
  Net loss for the period                $(13,088)  $(24,935)  $(83,109)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities

Change in accounts payable and accrued
 liabilities                                2,711     (2,417)     3,634
Change in prepaid expenses                   (429)         -       (429)
                                          ------------------------------

                                          (10,806)   (27,352)   (79,904)
                                          ------------------------------

Cash Flows From Financing Activity
  Issue of share capital                        -          -     97,400
                                          ------------------------------

Increase (Decrease) In Cash               (10,806)   (27,352)    17,496

Cash, Beginning Of Period                  28,302     92,150          -
                                          ------------------------------

Cash, End Of Period                      $ 17,496   $ 64,798   $ 17,496
========================================================================


                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------

                                                         DEFICIT
                                      COMMON STOCK       ACCUMULATED
                                  -------------------    ADDITIONAL
                                      NUMBER OF          PAID     DURING THE
                                      COMMON     PAR     IN       EXPLORATION
                                      SHARES     VALUE  CAPITAL   STAGE     TOTAL
----------------------------------------------------------------------------------

Shares issued for cash at $0.001  5,000,000  $5,000  $     -  $      -   $  5,000

Shares issued for cash at $0.02   4,620,000   4,620   87,780         -     92,400

Net loss for the period                   -       -        -   (11,327)   (11,327)
                                  ------------------------------------------------
Balance, January 31, 2002         9,620,000   9,620   87,780   (11,327)    86,073

Net loss for the year                     -       -        -   (58,694)   (58,694)
                                  ------------------------------------------------

Balance, January 31, 2003         9,620,000   9,620   87,780   (70,021)    27,379

Net loss for the period                   -       -        -   (13,088)   (13,088)
                                  ------------------------------------------------

Balance, April 30, 2003           9,620,000  $9,620  $87,780  $(83,109)  $ 14,291
==================================================================================

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of April 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2003 audited consolidated financial statements and notes thereto.


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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $83,109 for the period from December 21, 2001 (inception) to April 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                              DELBROOK CORPORATION
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

Under the terms of the Joint Venture Agreement, we will be responsible for the first $20,000 in Canadian dollars (the equivalent of approximately $13,000 in US dollars) of exploration expenditures on the property. Under the terms of the joint venture agreement, this expenditure was to be made on or before December 31, 2002. However, the joint venture agreement has been amended twice to extend the date of payment. On December 17, 2002, the parties amended the joint venture agreement to extend the date for the expenditure to February 28, 2003. Due to inclement weather, the parties entered into a second amendment to extend the date for the expenditure to April 15, 2003. We have now made the required exploration expenditures as required by the terms of the joint venture agreement. As a result, the parties will be responsible to pay their proportionate shares of future exploration programs.

Our exploration program is designed to explore for commercially viable deposits of lead, gold, silver, cobalt, copper, and zinc minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

GEOLOGICAL  EXPLORATION  PROGRAM

We have engaged Mr. John R. Poloni, B.Sc. P.Eng. who has prepared this initial summary report and reviewed all available exploration data completed on the Cinema Group mineral claims.

In his initial summary report, Mr. Poloni recommended the completion of two phases of a geological work on the Cinema Group mineral claims. The completion of these two phases is expected to better define the target concepts, identify additional targets and determine if additional surveys should be made. We carried out the Phase I work on the property between February 6, 2002 and February 13, 2002 and received the results from this work on February 27, 2002. Upon his review of these results, Mr. Poloni issued a recommendation that we proceed with Phase two. We have completed the Phase II exploratory work described above and received assay results on the claims. At this time Mr. Poloni has not prepared a final report summarizing the results obtained from Phase II of the exploration program. However, the operator of the property has advised us that Mr. Poloni will recommend that no further exploration take place at the present time and that the property be maintained pending future changes in metal prices and developments in the area of the claims.

PLAN  OF  OPERATIONS

We have just completed Phase II of the recommended exploration program. We believe the geologist, Mr. Poloni, will recommend that no further exploration take place at the present time and that the property be maintained pending future changes in metal prices and developments in the area of the claims. Given this recommendation, our current business plan is to hold our interest in the property pending future developments.


RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDING  APRIL  30,  2003

We did not earn any revenues during the period ending April 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $13,088 for the three month period ended April 30, 2003. These expenses included the following: (a) mineral property acquisition and exploration expenditures in the amount of $8,333; (b) office related fees in the amount of $225 and rent in the amount of $150; (c) professional fees in the amount of $1,675 in connection with our corporate organization and registration process with the SEC; (d) transfer agent fees in the amount of $705; and (e) consulting fees in the amount of $2,000.

We incurred a loss in the amount of $83,109 for the period from inception of December 21, 2001 to April 30, 2003. For the three month period ending April 30, 2003 only, we incurred a loss of $13,088. Our loss for this three month period was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $17,496 as of April 30, 2003. We anticipate that we will incur through the end of our fiscal year:

     * $15,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

We have sufficient cash reserves to satisfy our operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 through the end of the fiscal year.


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

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

None.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended April 30, 2003.


ITEM  5.          OTHER  INFORMATION

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------  ---------------------------------------------------------------------

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
--------  ---------------------------------------------------------------------
99.1
          Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002(1)

================================================================================
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
================================================================================



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELBROOK  CORPORATION

Date:     JUNE  21,  2003


By:    /s/ PETER  SCHULHOF
       --------------------------------
       PETER  SCHULHOF
       CHIEF  EXECUTIVE  OFFICER,
       PRESIDENT,  CHIEF  FINANCIAL  OFFICER
       AND  DIRECTOR

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

Date:   JUNE  21,  2003          /s/ PETER  SCHULHOF
                                 ___________________________________
                                 PETER  SCHULHOF
                                 CHIEF  EXECUTIVE  OFFICER
                                 AND  CHIEF  FINANCIAL  OFFICER