Form 10QSB
period 2003-07-31
DELBROOK CORP
filed 2003-09-15
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ______ to ______

Commission File Number : 000-49995

DELBROOK CORPORATION
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-0867623
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 203,
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code:	360-332-1752

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
9,620,000 shares of $0.001 par value Common Stock outstanding as of July 31, 2003.

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	JANUARY 31
	2003	2003

ASSETS

Current
Cash	$15,253	$28,302

Mineral Property Interest (Note 4)	-	-
	$15,253	$28,302

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,662	$923

SHAREHOLDER’S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $ 0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
9,620,000 common shares at July 31, 2003 and January 31, 2003
	9,620	9,620
Additional paid-in capital	87,780	87,780

Deficit Accumulated During The Exploration Stage	(89,809)	(70,021)
	7,591	27,379
	$15,253	$28,302

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JULY 31		JULY 31		JULY 31
	2003	2002	2003	2002	2003

Expenses
Mineral property
acquisition and
exploration expenditures	$-	$4,824	$8,333	$4,824	$15,457
Office and sundry	307	375	532	958	2,109
Rent	150	201	300	538	1,085
Professional fees	6,243	16,748	7,918	39,328	65,018
Transfer agent fees	-	-	705	1,435	2,140
Consulting fees	-	-	2,000	-	4,000

Net Loss For The Period	6,700	22,148	19,788	47,083	$89,809

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	83,109	36,262	70,021	11,327

Deficit Accumulated During
The Exploration Stage,
End Of Period	$89,809	$58,410	$89,809	$58,410

Basic And Diluted Loss Per
Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	9,620,000	9,620,000	9,620,000	9,620,000

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JULY 31		JULY 31		JULY 31
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(6,700)	$(22,148)	$(19,788)	$(47,083)	$(89,809)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts payable and
accrued liabilities	4,028	531	6,739	(1,886)	7,662
Change in prepaid expenses	429	-	-	-	-
	(2,243)	(21,617)	(13,049)	(48,969)	(82,147)

Cash Flows From Financing Activity
Issue of share capital	-	-	-	-	97,400

Increase (Decrease) In Cash	(2,243)	(21,617)	(13,049)	(48,969)	15,253

Cash, Beginning Of Period	17,496	64,798	28,302	92,150	-

Cash, End Of Period	$15,253	$43,181	$15,253	$43,181	$15,253

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000

Shares issued for cash at $0.02	4,620,000	4,620	87,780	-	92,400

Net loss for the period	-	-	-	(11,327)	(11,327)

Balance, January 31, 2002	9,620,000	9,620	87,780	(11,327)	86,073

Net loss for the year	-	-	-	(58,694)	(58,694)

Balance, January 31, 2003	9,620,000	9,620	87,780	(70,021)	27,379

Net loss for the period	-	-	-	(19,788)	(19,788)

Balance, July 31, 2003	9,620,000	$9,620	$87,780	$(89,809)	$7,591

DELBROOK CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements as of July 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2003 audited consolidated financial statements and notes thereto.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $89,809 for the period from December 21, 2001 (inception) to July 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DELBROOK CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

	c)	Joint Venture The Company’s exploration activity will be conducted jointly with another party and, accordingly, the Company will only account for its proportionate interest in such activity.

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

DELBROOK CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

f)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

5.

CONTINGENCY

Under the terms of the joint venture agreement, either party’s interest in the joint venture will be reduced proportionately for failure to contribute to exploration costs incurred pursuant to the agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

In his initial summary report, Mr. Poloni recommended the completion of two phases of a geological work on the Cinema Group mineral claims. The completion of these two phases was to better define the target concepts, identify additional targets and determine if additional surveys should be made.

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

Results Of Operations For Period Ended July 31, 2003

We did not earn any revenues during the period ended July 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $6,700 in the three months ended July 31, 2003 and $19,788 in the six months ended July 31, 2003. These expenses during the second quarter ended July 31, 2003 included the following: (a) office related fees in the amount of $307 and rent in the amount of $150; and (b) professional fees in the amount of $6,243.

We incurred a loss of $6,700 in the three months ended July 31, 2003 and $19,788 in the six months ended July 31, 2003. We incurred a loss in the amount of $89,809 for the period from inception of December 21, 2001 to July 31, 2003. Our loss for this three month period was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $15,253 as of July 31, 2003. We anticipate that we will incur $12,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 through the end of our fiscal year.

We have sufficient cash reserves to satisfy our operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 through the end of the fiscal year.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Peter Schulhof. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended July 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company currently is not a party to any material legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 2.     Changes in Securities and Use of Proceeds.

The Company has had no changes in Securities or Use of Proceeds.

ITEM 3.     Default Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2003.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits and Reports on Form 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELBROOK CORPORATION

Date: September 15, 2003

By:	/s/ Peter Schulhof

PETER SCHULHOF
CHIEF EXECUTIVE OFFICER,
PRESIDENT, CHIEF FINANCIAL OFFICER
AND DIRECTOR