Form 10QSB
period 2003-10-31
DELBROOK CORP
filed 2003-12-15
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

☐ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission File Number: 000-49995

DELBROOK CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	71-0867623
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 203,
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

360-332-1752
(Issuer’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,620,000 shares of $0.001 par value Common Stock outstanding as of December 15, 2003.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒ No

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	JANUARY 31
	2003	2003

ASSETS

Current
Cash	$14,194	$28,302

Mineral Property Interest (Note 4)	-	-
	$14,194	$28,302

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,646	$923

SHAREHOLDER’S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $ 0.001 per
share
100,000,000 preferred shares with a par value of $0.001 per
share
Issued:
9,620,000 common shares at October 31, 2003 and
January 31, 2003	9,620	9,620

Additional paid-in capital	87,780	87,780

Deficit Accumulated During The Exploration Stage	(93,852)	(70,021)
	3,548	27,379
	$14,194	$28,302

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2003	2002	2003	2002	2003

Expenses
Mineral property
acquisition and
exploration expenditures	$-	$-	$8,333	$4,824	$15,457
Office and sundry	621	250	1,153	1,208	2,730
Rent	150	150	450	688	1,235
Professional fees	3,232	6,420	11,150	45,748	68,250
Transfer agent fees	40	-	745	1,435	2,180
Consulting fees	-	2,000	2,000	2,000	4,000

Net Loss For The Period	4,043	8,820	23,831	55,903	$93,852

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	89,809	58,410	70,021	11,327

Deficit Accumulated During
The Exploration Stage,
End Of Period	$93,852	$67,230	$93,852	$67,230

Basic And Diluted Loss Per
Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	9,620,000	9,620,000	9,620,000	9,620,000

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(4,043)	$(8,820)	$(23,831)	$(55,903)	$(93,852)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts payable and
accrued liabilities	2,984	(1,592)	9,723	(3,478)	10,646
	(1,059)	(10,412)	(14,108)	(59,381)	(83,206)

Cash Flows From Financing Activity
Issue of share capital	-	-	-	-	97,400

Increase (Decrease) In Cash	(1,059)	(10,412)	(14,108)	(59,381)	14,194

Cash, Beginning Of Period	15,253	43,181	28,302	92,150	-

Cash, End Of Period	$14,194	$32,769	$14,194	$32,769	$14,194

DELBROOK CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $ 0.001	5,000,000	$5,000	$-	$-	$5,000

Shares issued for cash at $ 0.02	4,620,000	4,620	87,780	-	92,400

Net loss for the period	-	-	-	(11,327)	(11,327)

Balance, January 31, 2002	9,620,000	9,620	87,780	(11,327)	86,073

Net loss for the year	-	-	-	(58,694)	(58,694)

Balance, January 31, 2003	9,620,000	9,620	87,780	(70,021)	27,379

Net loss for the period	-	-	-	(23,831)	(23,831)

Balance, October 31, 2003	9,620,000	$9,620	$87,780	$(93,852)	$3,548

DELBROOK CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements as of October 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2003 audited consolidated financial statements and notes thereto.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $93,852 for the period from December 21, 2001 (inception) to October 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DELBROOK CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
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

OCTOBER 31, 2003
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Delbrook Corporation (the “Company”) files with the Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we", "us", "our", and “our company” mean Delbrook Corporation, unless otherwise indicated.

General

We are in the business of mineral exploration. Through our wholly-owned subsidiary, Delbrook Mining Corp. (a British Columbia company), we purchased in December, 2001, a majority interest in four mineral claims known as the “Cinema Group” mineral claims. The Cinema Group mineral claims are located in the Cariboo Mining Division of the Province of British Columbia. We own a 75% undivided interest in the Cinema Group mineral claims. The remaining 25% interest was reserved by Mr. Mirko, the prior owner of the claims. We also entered into a joint venture agreement (the “JV Agreement”) with Mr. Mirko on December 28, 2001 creating a joint operation for the purposes of exploring the Cinema Group mineral claims.

Under the terms of the JV Agreement, we are responsible for the first CDN $20,000 (the equivalent of approximately $13,000 in US dollars) of exploration expenditures on the property. We have to date made all exploration expenditures required under the terms of the JV Agreement. As a result, the parties will be responsible to pay their proportionate shares of future exploration programs.

Plan of Operations

We engaged Mr. John R. Poloni, B.Sc. P.Eng. to provide a geological summary report on the Cinema Group claims property and review all available exploration data completed on the mineral claims. In his initial summary report, Mr. Poloni recommended the completion of two phases of a geological work on the Cinema Group mineral claims. The completion of these two phases was to better define the target concepts, identify additional targets and determine if additional surveys should be made.

We carried out the Phase I work on the property between February 6, 2002 and February 13, 2002 and received the results from this work on February 27, 2002. Upon his review of these results, Mr. Poloni issued a recommendation that we proceed with Phase two. We completed Phase II of the recommended exploration program in July, 2003. Following the completion of Phase II of our exploration program, Mr. Poloni, our geologist, recommended that no further exploration take place at the present time and that the property be maintained pending future changes in metal prices and developments in the area of the claims. Given this recommendation, our current plan of operations is to hold our interest in the property pending future developments. To date we have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

Our total expenditures over the next twelve months are anticipated to be approximately $13,000. Accordingly, we will require additional financing to fund our operations for the next twelve months. We anticipate that any additional financing will involve an equity financing. However, there is no assurance that we will be able to secure the necessary financing. If we decide not to proceed with further explorations of the property, we may pursue other business opportunities. We are currently searching for suitable opportunities. Any new business or property would likely require additional financing.

Results Of Operations For Period Ended October 31, 2003

We did not earn any revenues during the period ended October 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $4,043 in the three months ended October 31, 2003 and $23,831 in the nine months ended October 31, 2003. These expenses during the second quarter ended October 31, 2003 included the following: (a) office related fees in the amount of $621 and rent in the amount of $150; and (b) professional fees in the amount of $3,232 in connection with our corporate organization and ongoing reporting obligations under the Exchange Act.

We incurred a loss of $4,043 in the three months ended October 31, 2003 and $23,831 in the nine months ended October 31, 2003. We incurred a loss in the amount of $93,852 for the period from inception of December 21, 2001 to October 31, 2003. Our losses for three month period ending October 31, 2003 were attributable to operating expenses, professional fees, and administrative expenses.

Liquidity and Capital Resources

We had working capital of $3,548 as of October 31, 2003 compared to working capital of $27,379 as of January 31, 2003. We anticipate that we will incur approximately $3,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 through the end of our fiscal year.

We have sufficient cash reserves to satisfy our operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 through the end of the fiscal year.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Peter Schulhof. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company currently is not a party to any material legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES.

None.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ended October 31, 2003.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2003 and we have not filed any Current Reports on Form 8-K since October 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELBROOK CORPORATION

Date:	December 15, 2003

By:	/s/ Peter Schulhof

PETER SCHULHOF
CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER
AND DIRECTOR