Form 10KSB
period 2004-01-31
ARGENTEX MINING CORP
filed 2004-04-30
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended January 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No. 000-49995

ARGENTEX MINING CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0867623 (I.R.S. Employer Identification Number)

Suite 2000, 1066 West Hastings Street Vancouver, BC (Address of principal executive offices)	V6E 3X2 (Zip Code)

Registrant's telephone number, including area code: (604) 601-8336

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for fiscal year ended January 31, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 31, 2004 was: $255,600.

The number of shares of the issuer's Common Stock outstanding as of January 31, 2004 was 28,860,000 (as adjusted for March 17, 2004 stock dividend of two-for-one).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on December 21, 2001 with an authorized capital of 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. Our business office is located at Suite 2000, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number is (604) 601-8366.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in 12 mineral properties located in the Santa Cruz province of the Republic of Argentina as indicated on the following map:

69° 00'W
68° 00'W
48°S
4,750,000N
4,700,000N
4,650,000N
4,600,000N
PAMPA DE LA AGUADA GRANDE
TRES CERROS
MINERAL PROPERTY KEY
1 Diamante 1
2 Diamante 2
3 CV 1
4 CV 2
5 CV 3
6 CV Norte
7 Pinguino Property
8 Condor Property
9 La Leona
10 Cerro Contreras
11 Nuevo Oro 1
12 Nuevo Oro 2

ARGENTINA
Rio Negro
MAP AREA
Santa Cruz

WGS84 - UTM zone 19S

ARGENTEX
MINING CORPORATION

MINERAL PROPERTIES
Deseado Massif
Santa Cruz Province, Argentina

0 10 20 30 40 50

Scale: 1 : 1,000,000 Kilometers

Geology base scanned from: "Mapa Geológico de la Provincia de Santa Cruz, República Argentina", Servicio Geológico Minero Argentino; Instituto Geología y Recursos Minerales, Dirección de Geología Regional 2002, J.L. Panza etal, escala 1:750,000.

April 2004

We also own interests in 18 mineral properties located in the Rio Negro province of the Republic of Argentina as indicated on the following map:

69° 00'W
5,500,000N
41°S
5,450,000N
5,400,000N
MINERAL PROPERTY KEY
1 Catre 1
2 Catre 2
3 Mochas 3
4 Pilquin 1
5 Pilquin 2
6 Pilquin 3
7 Pilquin 4
8 Pilquin 5
9 Mochas 1
10 Mochas 2
11 Pilquin 6
12 Pilquin 7
13 Pilquin 8
14 Pilquin 9
15 Pilquin 10
16 Pilquin 11
17 Pilquin 12
18 Pilquin 13

ARGENTINA
Rio Negro
MAP AREA
Santa Cruz

ARGENTEX
MINING CORPORATION

MINERAL PROPERTIES
Somuncura Massif
Rio Negro Province, Argentina

0 10 20 30 40 50
Scale: 1 : 1,000,000 Kilometers

WGS84 - UTM zone 19S

Geology base scanned from:
'Mapa Geologico de la Provincia de Río Negro, República Argentina', Servicio Geologico, Minero Argentino; Geologías A.Ardolino etal, 1994, Cartográfica, 1996, escala 1:1,000,000.
m: 28 April 2004

We are in the exploration stage and will be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our ability to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Our management's plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we are not successful with our plans, investors could then lose all or a substantial portion of their investment.

Development of our Business

Since inception we have been engaged in the business of acquiring and developing mineral properties. In December 2001 we acquired a 75% interest in the Cinema Property located in the Cariboo Mining Division of the Province of British Columbia. In January 2002 we raised a total of $92,400 through the issuance of shares of our common stock in reliance upon the exemption provided by Regulation S.

In January 2003 we completed our exploration activities on the Cinema Property. Based upon the results of these exploration activities, our board of directors concluded that no further exploration take place and that the Cinema Property be maintained pending future changes in metal prices and developments in the area of the Cinema Property. In October 2003 our board of directors determined to abandon the Cinema Property and we allowed the claims comprised in the Cinema Property to expire.

In light or the foregoing, our management focused its efforts on locating and acquiring additional mineral properties. To this end, in February of 2004 we appointed Ken Hicks, P. Geo., as our Vice President (Exploration) and a member of our board of directors. In connection with the appointment of Mr. Hicks, we entered into an agreement with our former President, Mr. Peter Schulhof, pursuant to which he agreed to return some or all of the shares of our common stock held by him to our treasury without consideration as required to facilitate the acquisition of our

Argentinean mineral properties.

Drawing on his experience in the Republic of Argentina, Mr. Hicks negotiated on our behalf the acquisition of the interests in our Argentinean mineral properties from Chris Dyakowski, P. Geo., the terms of each of which are discussed in detail below. As part of the acquisition of these interests, we agreed with Mr. Dyakowski that, following the closing of the acquisitions, we would:

  appoint Mr. Dyakowski as our President, Chief Executive Officer, Chief Financial Officer, Secretary and director;
  change our name from Delbrook Corporation to Argentex Mining Corporation;
  issue a stock dividend of two shares of common stock for each one share of common stock; and
  return to treasury all of the shares of our common stock held by Mr. Schulhof.

As a condition precedent to the acquisition of the Argentinean mineral properties, we were required to close a financing with gross proceeds to us of not less than $500,000.

In March, 2004 we closed the financing through the issuance of 500 shares of non-voting Series A Convertible Preferred Stock at a price of $1,000 per share to a total of six investors in reliance upon the exemption provided by Regulation S for gross proceeds to us of $500,000. Each share of Series A Convertible Preferred Stock is convertible, at any time, by the holder into shares of our common stock at an effective price of $0.90 per share, subject to adjustments downwards in the event that:

  we issue any common stock or securities convertible into common stock at an effective price of less than $0.90 per share until March 4, 2006, in which case the effective price shall be that lower price; and
  we cease to devote the majority of our resources to the exploration and development of our Argentinean mineral properties, or abandon and/or fail to make required payments (regardless of whether or not such payments are waived by the recipient) in respect of the Pinguino Property, in which case the conversion price shall be the average trailing five day bid price of our common stock on the over-the-counter Bulletin Board, less a 25% discount.

We also granted to the holders of the Series A Convertible Preferred Stock demand registration rights.

As required by the terms of our agreements with Mr. Dyakowski, on March 15, 2004 we changed our name to “Argentex Mining Corporation” and on March 17, 2004 we issued a stock dividend of two shares of common stock for each one share of common stock outstanding.

In April, 2004 we issued an additional 1,500 shares of our Series A Convertible Preferred Stock to a total of five investors in reliance upon the exemption provided by Regulation S for gross proceeds to us of $1,500,000.

The proceeds of the issuance of our Series A Convertible Preferred Stock are to be used to pay closing costs, the acquisition costs of our interests in our Argentinean mineral properties, the exploration costs of our proposed exploration activities on our Argentinean mineral properties, marketing expenses, and general operating expenses.

Principal Product

Our principal product is the exploration, and if warranted, sale of precious minerals. Since our properties have yet to be explored by us there is no guarantee any ore body will ever be found.

Mineral Properties

Background to Title Matters

There is no ground staking for mineral rights in the Republic of Argentina. Mineral rights are acquired by application with the government for concessions to seek, own and sell minerals located within a specified parcel of land. Generally, all persons or entities qualified to acquire and possess real estate can obtain mineral rights. There are 3 levels of mineral rights and titles:

  Cateo. Before work in an area can commence, an exclusive exploration permit known as a “Cateo” must be obtained. Once an application is submitted all rights to any mineral discoveries on a Cateo by third parties belong to the applicant. A Cateo is measured in 500 hectare units and can range in size from a minimum of one unit (500 hectares) to a maximum of twenty units (10,000 hectares). The approval of a Cateo specifies the area and the term of the Cateo. The rights of the Cateo holder are subject to surface rights. During the term of a Cateo, periodic relinquishment of ground is made such that 300 days after approval one half of the area in excess of 4 units must be relinquished, and after 700 days, one half of the remaining area must be relinquished. A Cateo of one unit has duration of 150 days and for each additional unit, the duration is increased by 50 additional days for a maximum duration of three years.

  Manifestacion de Discubrimiento. A Cateo will expire if mineral discovery is reported by the Cateo holder. Any mineral discovery, upon verification and approval by the government, entitles the holder to apply for a “Manifestacion de Discubrimiento” (“MD”) for mining rights to a maximum of 3,000 hectares. MDs may be filed without any substantial work being conducted on a Cateo.

  Pertinencia. Once the application is approved, the Cateo holder must elevate his Manifestacion de Discubrimiento to the “Pertinencia” stage in preparation for the application for a mining lease. After the size and configuration of a Manifestacion de Discubrimiento is determined, a part or all of it is legally surveyed. This is usually done after the results of exploration indicate a potential ore body. A Cateo allows the holder of the permit to explore the Cateo by way of prospecting, mapping, sampling and conducting geophysical surveys. To conduct drilling and trenching programs on the Cateo the permit holder has to notify the mining office in writing, outlining the proposed program which must include a plan for any reclamation. A basic environmental impact assessment is also required to be submitted to the government during the “Manifestacion de Discubrimiento” phase of mineral rights
Pinguino Property

Acquisition and Location

Pursuant to the terms of a Mineral Property Option Agreement dated February 24, 2004 between ourselves and Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director (the “Pinguino Option Agreement”), we acquired from Mr. Dyakowski an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Pinguino Property” totaling 10,000 hectares as shown on the following map:

4,700,000N
4,690,000N
4,680,000N
4,670,000N
4,660,000N
510,000E
520,000E
530,000E
540,000E
Pinguino
414409
Pert
1 to 30
Pinguino
406876

ARGENTEX
MINING CORPORATION

0 2,500 5,000 10,000
1:200,000 meters
WGS84 - UTM zone 19S

Pinguino Property

Pinguino & Pert claims

Deseado Massif, Santa Cruz, Argentina

The Pinguino Property is described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Pinguino	406.876/03	Dyakowski	Cateo	10,000
Pinguino	414.409/CID/00	Dyakowski	MD	1,500
Pertinencias 1 to 30	Described by Gauss Kruger Coordinates	Dyakowski	Pertinencias	180

Our rights to the Pinguino Property are subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski (the “Pinguino Royalty”). In order to exercise the option on the Pinguino Property, we are required to make option payments to Mr. Dyakowski totaling $450,000 as follows:

     $50,000 on or before July 1, 2004;
     $75,000 on or before July 1, 2005;
     $100,000 on or before July 1, 2006;
     $100,000 on or before July 1, 2007; and
     $125,000 on or before July 1, 2008.

We have the right to repurchase one half of the Pinguino Royalty for $1,000,000 and all of the Pinguino Royalty for $2,000,000. The Pinguino Option Agreement also provides for an “area of interest” such that, in the event that Mr. Dyakowski records any property claims within five (5) kilometers of the boundaries of the Pinguino Property, such claims will become subject to the Pinguino Option Agreement.

While as at the date hereof we have sufficient funds to pay the option payment due on July 1st, 2004 there is no guarantee that we will have sufficient funds to make such payment when it is due. In addition, we may not have the funds to make the option payments due beginning July 1st, 2006. In the event that we do not have funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Pinguino Property does not merit further exploration, we will not make any further option payments. If we fail to make the option payments the Pinguino Option Agreement will terminate and we will lose our interest in the Pinguino Property.

The claims comprising the Pinguino Property are registered in the name of Mr. Dyakowski. Maintenance fees on these claims have been paid until May 31, 2004. Our management is currently taking steps to transfer registered title to the claims to us.

The acquisition of the Pinguino Property was based on an examination by Ken Hicks, our Vice-President (Exploration) of past exploration programs by Mincorp (Anglo American plc’s Argentine subsidiary) in the years 1996-97. The examination led Mr. Hicks to the conclusion that the Pinguino Property was one of merit, that it exhibited significant gold and silver potential, and warranted further exploration. Mr. Hicks then recommended that we negotiate an option agreement for the Pinguino Property. Mr. Hicks has no interest in the Pinguino Property. Mr. Hicks is a member of the Association of Professional Engineers and Geoscientists of British Columbia, and a member of our board of directors, with extensive exploration experience in the Republic of Argentina.

There are no known reserves on the Pinguino Property and any proposed program by us is exploratory in nature.

Access to the Pinguino Property can be initiated from Rio Gallegos and heading north for approximately six hours by road to the centre of the Pinguino Property. Well-maintained provincial highways access the closest service location, Tres Cerros. From there, good all-weather road access is available to the Pinguino Property.

We have not conducted any significant exploration activities on the Pinguino Property.

History

The Pinguino Property was owned by Mincorp (Anglo American plc’s Argentine subsidiary) prior to 1998. The property was dropped by Mincorp in 1998 and subsequently staked free and clear by Mr. Dyakowski. In 2000 Mr. Dyakowski optioned the Pinguino Property to High American Gold Inc., a junior exploration company operating in Argentina. High American conducted a short property exam and approached Mincorp to negotiate a joint venture and in return acquired copies of the work carried out on the Pinguino Property by Mincorp. High American subsequently defaulted on its option payments to Mr. Dyakowski and returned the Pinguino Property to him, together with copies of all their data.

Preliminary work completed by Mincorp included widely spaced multi-element soil geochemistry, detailed mapping, trenching and shallow drilling. Numerous geochemical anomalies were discovered and remain untested. Many anomalous trench/drill intersections remain open ended.

Regional Geology

The Pinguino Property is located in the Patagonia region of southern Argentina in a physiographic province referred to as the Deseado Massif. This area is in part underlain by continental Jurassic felsic gnimbrites, megabreccias, pyroclastic flows, tuffs and volcanic flows. Local stratigraphy is comprised of Roca Blanca (Lower Jurassic), Bajo Pobre (Mid-Jurassic) and Chon Aike (Mid-Upper Jurassic).

The mineralization discovered to date on the Pinguino Property conforms in many respects to the model for a low sulphidation quartz-adularia-sericite gold-silver epithermal deposit. Physical evidence of colloform and crustiform textures on surface indicates a high level in the mineralizing system.

Property Geology

The main Pinguino vein system is a highly silicified system that is resistant to weathering and is exposed up to ten meters, relative to the flat surrounding land. Silicification can also be tens of meters in width.

In total, the vein system is exposed over a strike length of more than 3,500 meters and has been divided into seven vein segments. Smaller subsidiary veins are known but are poorly exposed. Rusty weathering gossan or hematite is found in conjunction with some sections of the mineralized system. As well, colloform, banded silica and open space fillings are exposed in surface trenches and weathered insitu.

Budget

We estimate that a proposed pre-drilling program on the Pinguino Property will cost approximately $375,000 with the goal of identifying drill targets for a subsequent drilling program. This proposed pre-drilling program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

There are no known reserves on the Pinguino Property and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on the Pinguino Property. We plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Pinguino Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Santa Cruz Properties

Acquisition and Location

We own interests in 17 additional mineral claims in the province Santa Cruz Province of the Republic of Argentina known as the “Santa Cruz” Properties totaling approximately 53,505 hectares. These properties, as well as our Pinguino Property, are indicated on the Santa Cruz Properties Map Image under the heading “Description of Business - General”, above.

The Santa Cruz Properties are described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Diamante 1	407.929/03	Dyakowski	MD	2,900
Diamante 2	407.928/03	Dyakowski	MD	2,850
CV Norte	407.935/03	Bariloche(1)	Cateo	6,355
CV 1	407.931/03	Dyakowski	MD	3,000
CV2	407.930/03	Dyakowski	MD	3,000
CV 3	407.932/03	Dyakowski	MD	3,000
El Condor	406877/CID/03	Dyakowski	Cateo	10,000
Condor MD(2)	414.085 Palacios/00	Dyakowski	MD	1,500
Condor Pertinencia 1(3)	N/A	Dyakowski	Pertinencias	6
Condor Pertinencia 2(3)	N/A	Dyakowski	Pertinencias	6
Condor Pertinencia 3(3)	N/A	Dyakowski	Pertinencias	6
La Leona	407.220/03	Dyakowski	Cateo	6,800
Cerro Contreras	407.182/03	Dyakowski	Cateo	9,750
Nuevo Oro 1	407.933/03	Dyakowski	MD	2,900
Nuevo Oro 1	407.934/03	Dyakowski	MD	2,950

(1)	As bare trustee for SCRN Properties Ltd.
(2)	Contained within the area of the Condor Manifestacion de Descubrimiento and the El Condor Cateo.
(3)	Contained within the area of the El Condor Cateo.

The Diamante 2, CV Norte, CV 1, CV 3, La Leona, Cerro Contreras, and Nuevo Oro 1 and 2 MDs were acquired by us pursuant to the terms of a Mineral Property Acquisition Agreement dated February 24, 2004 between us and Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director (the “Dyakowski Agreement”). This group of claims is referred to herein as the “Dyakowski Property”

The Dyakowski Agreement provides for an “area of interest” such that, in the event that Mr. Dyakowski records any property claims within five (5) kilometers of the boundaries of the Dyakowski Property, such claims will become subject to the Dyakowski Agreement.

As consideration for the Dyakowski Property, we issued to Mr. Dyakowski a total of 2,500,000 shares of our common stock (the “Dyakowski Shares”), subject to the following escrow and return to treasury provisions:

  in the event that exploration activities on the Dyakowski Property, the Pinguino Property, and/or the SCRN Property (collectively, the “Properties”) are not commenced by April 30, 2004, all 2,500,000 of the Dyakowski Shares are to be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski;

  upon our incurring exploration expenditures of at least $100,000 on the Properties, 500,000 of the Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the Dyakowski Property no longer has merit following such exploration expenditures, the remaining 2,000,000 Dyakowski Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski;

  upon our incurring cumulative exploration expenditures of at least $500,000 on the Properties, an additional 500,000 of the Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the Dyakowski Property no longer has merit following such exploration expenditures, the remaining 1,500,000 Dyakowski Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski; and

  upon our incurring exploration expenditures of at least $1,000,000 on the Properties, an additional 500,000 of the Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that further exploration activities are warranted for the Dyakowski Property or that the Dyakowski Property should be placed into commercial production, the remaining 1,000,000 Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski, or in the event that our geologist determines that further activities are not warranted for the Dyakowski Property, the remaining 1,000,000 Dyakowski Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski.

The El Condor Cateo, Condor MD and the Condor Pertinencias 1, 2 and 3 claims, known as the “Condor Property”, were acquired by us pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004 between us and San Telmo Energy Ltd. (the “Condor Agreement”). As consideration for the Condor Property we paid to San Telmo Energy Ltd. the sum of CAD$10,000. The Condor Property is subject to a 2% net smelter returns royalty in favor of San Telmo. We have the right to repurchase one half of this royalty for $1,000,000 and all of this royalty for $2,000,000. San Telmo Energy Ltd. is an affiliate of Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

The Diamante 1 and CV2 MDs were acquired by us pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004 between us and Storm Cat Energy Corp. We also acquired 3 additional MDs located in the Rio Negro Province of the Republic of Argentina pursuant to this agreement which are discussed under the heading “Rio Negro Properties”. We paid to Storm Cat Energy Corp. the sum of CAD$10,000 for all of these MDs. Storm Cat Energy Corp. is an affiliate of Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

The claims comprising our Santa Cruz Properties registered in the name of Mr. Dyakowski or Bariloche Mineria Ltd., a company registered to conduct business in the Republic of Argentina, and are being held on our behalf. Maintenance fees on these claims have been paid until May 31, 2004. Our management is currently taking steps to transfer registered title to the claims to us.

The acquisition of our Santa Cruz Properties was based on an examination by Ken Hicks, our Vice-President (Exploration) of the geological potential of these properties because of the prospective geological environment in which our Santa Cruz Properties are situated and proximity to known epithermal gold-silver mineralization. Mr. Hicks recommended that we negotiate acquisition agreements for our Santa Cruz Properties. Mr. Hicks has no interest in our Santa Cruz Properties. Mr. Hicks is a member of the Association of Professional Engineers and

Geoscientists of British Columbia, and a member of our board of directors, with extensive exploration experience in the Republic of Argentina.

There are no known reserves on our Santa Cruz Properties and any proposed program by us is exploratory in nature.

Access to our Santa Cruz Properties can be initiated from Rio Gallegos and heading north for approximately six hours by road to the community of Tres Cerro. From there, a moderate amount of off-road travel is required to access the properties. Relatively gentle terrain allows easy off-road travel.

We have not conducted any significant exploration activities on our Santa Cruz Properties.

History

Other than the Condor Property, the MDs comprised in our Santa Cruz Properties were registered by Mr. Dyakowski. No significant field work has been conducted on these MDs.

A Cateo covering the Condor Property was originally registered by Mr. Dyakowski as bare trustee for San Telmo Energy Ltd. in November 1998. In early 1999 San Telmo Energy Ltd. conducted a minor work program on the property consisting of general prospecting and grab sampling. In 2000 San Telmo Energy Ltd. filed the Condor MD and in 2003 it surveyed and filed the Condor Pertinencias 1, 2 and 3 and re-filed the El Condor Cateo.

Regional Geology

Our Santa Cruz Properties are located in the Patagonia region of southern Argentina in a physiographic province referred to as the Deseado Massif. This area is in part underlain by continental Jurassic felsic gnimbrites, megabreccias, pyroclastic flows, tuffs and volcanic flows. Local stratigraphy is comprised of Roca Blanca (Lower Jurassic), Bajo Pobre (Mid-Jurassic) and Chon Aike (Mid-Upper Jurassic).

Budget

We estimate that preliminary exploration programs on our Santa Cruz Properties will cost approximately $65,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, and ground-based geophysics.

There are no known reserves on our Santa Cruz Properties and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our Santa Cruz Properties. We plan to review these mineral claims and, if warranted, undertake exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our Santa Cruz Properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Rio Negro Properties

Acquisition and Location

We own interests in 18 Cateos and MDs located in the Los Menucos epithermal gold district of the province Rio Negro known as the “Rio Negro” Properties totaling 68,799 hectares. These properties are indicated on the Rio Negro Properties Map Image under the heading “Description of Business - General”, above.

The Rio Negro Properties are described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Catre 1	28.020-M-2.003	Dyakowski(1)	MD	2,906
Catre 2	28.030-M-2.003	Dyakowski(1)	MD	2,940
Mochas 1	28.044-03	Bariloche(1)	Cateo	9,450
Mochas 2	28.044-03	Bariloche(1)	Cateo	9,959
Mochas 3	28.046-03	Bariloche(1)	Cateo	9,877
Pilquin 1	28.031-M-2003	Dyakowski	MD	1,475
Pilquin 2	28.032-03	Dyakowski(1)	MD	3,000
Pilguin 3	28.033-03	Dyakowski(1)	MD	3,000
Pilquin 4	28.034-03	Dyakowski(1)	MD	1,950
Pilquin 5	28.035-03	Dyakowski(1)	MD	1,950
Pilguin 6	28.036-03	Dyakowski(1)	MD	2,999
Piluqin 7	28.037-03	Dyakowski(1)	MD	2,880
Pilquin 8	28.038-03	Dyakowski(1)	MD	2,959
Pilquin 9	28.039-03	Dyakowski(1)	MD	2,999
Pilquin 10	28.040-03	Dyakowski(1)	MD	2,730
Pilquin 11	28.041-03	Dyakowski(1)	MD	1,840
Pilquin 12	28.042-M-2003	Dyakowski	MD	2,920
Pilquin 13	28.043-M-2003	Dyakowski	MD	2,965

(1) As bare trustee for SCRN Properties Ltd.

The Catre, Pilquin 2 and 3, and Pilquin 4 through 11 MDs and the Mochas Cateos were acquired by us pursuant to the terms of a Share Purchase Agreement dated February 24, 2004 between us and Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director (the “SCRN Agreement”). This group of claims is referred to herein as the “SCRN Property” Pursuant to the SCRN Agreement we acquired from Mr. Dyakowski a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation the sole asset of which consisted of the SCRN Property.

The SCRN Agreement provides for an “area of interest” such that, in the event that Mr. Dyakowski records any property claims within five (5) kilometers of the boundaries of the SCRN Property, such claims will become subject to the SCRN Agreement.

As consideration for the 100% interest in SCRN, we issued to Mr. Dyakowski a total of 2,500,000 shares of our common stock (the “SCRN Shares”), subject to the following escrow and return to treasury provisions:

   in the event that exploration activities on the Dyakowski Property, the Pinguino Property, and/or the SCRN Property (collectively, the “Properties”) are not commenced by April 30, 2004, all 2,500,000 of the SCRN Shares are to be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski;

  upon our incurring exploration expenditures of at least $100,000 on the Properties, 500,000 of the SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the SCRN Property no longer has merit following such exploration expenditures, the remaining 2,000,000 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski;

  upon our incurring cumulative exploration expenditures of at least $500,000 on the Properties, an additional 500,000 of the SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the SCRN Property no longer has merit following such exploration expenditures, the remaining 1,500,000 SCRN Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski; and

  upon our incurring exploration expenditures of at least $1,000,000 on the Properties, an additional 500,000 of the SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that further exploration activities are warranted for the SCRN Property or that the SCRN Property should be placed into commercial production, the remaining 1,000,000 SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski, or in the event that our geologist determines that further activities are not warranted for the SCRN Property, the remaining 1,000,000 SCRN Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski.

The Pilquin 1 and the Pilquin 12 and 13 MDs were acquired by us pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004 between us and Storm Cat Energy Corp. We also acquired 2 additional MDs located in the Santa Cruz Province of the Republic of Argentina pursuant to this agreement which are discussed under the heading “Santa Cruz Properties”. We paid to Storm Cat Energy Corp. the sum of CAD$10,000 for all of these MDs. Storm Cat Energy Corp. is an affiliate of Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

The Cateos and MDs comprising our Rio Negro Properties are registered in the name of Mr. Dyakowski or Bariloche Mineria Ltd., a company registered to conduct business in the Republic of Argentina, and are being held on our behalf. Maintenance fees on these Cateos and MDs have been paid until May 31, 2004. Our management is currently taking steps to transfer registered title to these Cateos and MDs to us.

The acquisition of our Rio Negro Properties was based on an examination by Ken Hicks, our Vice-President (Exploration) of the geological potential of these properties because of their proximity to the known epithermal gold-silver mineralization in the Somuncura Massif and their position within the regional structural framework. Mr. Hicks recommended that we negotiate acquisition agreements for our Rio Negro Properties. Mr. Hicks has no interest in our Rio Negro Properties. Mr. Hicks is a member of the Association of Professional Engineers and Geoscientists of British Columbia, and a member of our board of directors, with extensive exploration experience in the Republic of Argentina.

There are no known reserves on our Rio Negro Property and any proposed program by us is exploratory in nature.

Our Rio Negro Property can be accessed from Viedma approximately 450 km to the east or Neuquen, 300 km to the north. Well-maintained provincial highways access the community of Los Menucos in the heart of our Rio Negro Properties.

We have not conducted any significant exploration activities on our Rio Negro Property.

History

The Cateos and MDs comprising our Rio Negro Property were staked by Mr. Dyakowski. No significant field work has been conducted on our Rio Negro Property.

Regional Geology

The Los Menucos District has significant concentrations of advanced argillic-altered Choiyoy-age ignimbrites and rhyolites. The most favourable rocks for mineralization in the Somuncura Massif region of Rio Negro appear to be the PermoTriassic Choiyoy Formation and equivalents, which are intruded by younger plutons that are Tertiary and likely Miocene in age. In addition to the epithermal targets, the Choiyoy volcanic rocks have the potential to host porphyry copper-gold mineralization.

Numerous kaolin deposits in the Los Menucos area which are being exploited for ceramic quality “china” clay, are believed to be related to a strong northeast trend seen on remote sensing images. Much of this alteration may be related to the intrusion of Permian rhyolite domes or other intrusive bodies below the altered areas.

Budget

We estimate that preliminary exploration programs on our Rio Negro Property will cost approximately $65,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, and ground-based geophysics.

There are no known reserves on our Rio Negro Property and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our Rio Negro Property. We plan to review these mineral claims and, if warranted, undertake exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our Rio Negro Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Exploration Facilities

We have no plans to construct a mill or smelter on any of our mineral claims until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, our crews will be living in the towns nearby our mineral properties to avoid building any permanent facilities.

Other Mineral Properties

We have not found any other mineral properties either for staking or purchasing but will seek other mineral properties during the next year so to diversify our holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of our shares. We have no intentions of purchasing for cash or other considerations any mineral properties from our officers and/or directors.

Employees

As at January 31, 2004, we did not have any employees either part time or full time. Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director devotes approximately 80% of his time to our operations and Ken Hicks, our Vice President (Exploration) and director devotes substantially all of his time to our operations. Both of these gentlemen provide their services to us under consulting and management agreements described under the heading “Executive Compensation”, below.

We are not party to any employment contracts or collective bargaining agreements. Our management is of the view that South America has relatively large pools of people experienced in exploration of mineral properties, being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. As a result, we intend to use independent workers and consultants on a part-time basis.

Competition

In Argentina there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the rights to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting our ability to process our ore and eventually market it. At this point in time we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on our ability to attract talent from the mining field. There is no assurance that our mineral expansion plans will be realized.

Government Regulation and Environmental Concerns

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Subsidiaries

We have two wholly-owned subsidiaries: SCRN Properties Ltd., a Delaware corporation through which we plan to hold our Argentinean property interests and Delbrook Mining Corporation, an inactive British Columbia corporation through which we held our Canadian property interests.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risks Related To Our Financial Condition And Business Model

If we do not obtain financing when needed, our business will fail.

Our current operating funds will cover our proposed exploration programs on our Argentinean mineral properties. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. In addition, we may decide to reallocate our resources as between our Argentinean mineral properties or we may acquire additional properties which we consider to have greater geological merit than our current properties and we may decide to reallocate our resources to such properties. As of April 26, 2004, we had cash in the amount of approximately $800,000. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our mineral claims into commercial production. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

Because of the speculative nature of exploration of mineral claims, there is substantial risk that no commercially exploitable minerals will be found and this business will fail.

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

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Risks Related To Legal Uncertainty

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program. There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to local mining laws in Argentina as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

ITEM 2. DESCRIPTION OF PROPERTIES

We have interests in the Pinguino Santa Cruz and Rio Negro Properties, each as described above. Our corporate and operational offices are located at Suite 2000, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2 where we lease office space under a month-to-month lease at a rental rate of $650 a month.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fourth fiscal quarter for the year ended January 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol AGXM. The following table sets forth for the periods indicated the high and low sales price per share of our common stock (as adjusted for a two-for-one stock dividend declared on March 17, 2004).

Quarter Ended	High	Low

April 30, 2003	$0.01	$0.01

July 30, 2003	$0.01	$0.01

October 31, 2003	$0.02	$0.01

January 31, 2004	$0.02	$0.02

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

Holders of Our Common Stock

As of January 31, 2004, we had forty-six (46) registered shareholders.

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended January 31, 2004, except as follows:

On March 4, 2004, we issued a total of 5,000,000 shares of our common stock to Christopher Dyakowski pursuant to the terms of a Mineral Property Acquisition Agreement and a Share Purchase Agreement dated February 24, 2004. These shares were sold pursuant to section 4(2) of the Securities Act of 1933.

In March and April 2004 we sold an aggregate of 2,000 shares of Series A Convertible Preferred Stock to five purchasers for an aggregate purchase price of $2,000,000. Each share of Series A Convertible Preferred Stock is convertible into 1,111 shares of common stock. In the event we issue any shares of common stock during the two-year period following the issuance of the Series A Convertible Preferred Stock at a price less than $0.90 per share, the conversion rate of the Series A Convertible Preferred Stock shall be equal to $1,000 divided by the price per share at which we issued such common stock. In the event we cease to devote the majority of our resources to the exploration and development of the mining properties we acquired from Chris Dyakowski, or abandon and/or fail to make required payments (regardless of whether or not such payments are waived by the recipient) in respect of the Pinguino Property, the conversion price shall be the average trailing five day bid price of our common stock on the over-the-counter Bulletin Board, less a 25% discount. The holders of the Series A Convertible Preferred Stock have the right to demand that we register the resale of the common stock with the Securities and Exchange Commission. These shares were sold pursuant to Regulation S.

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

We have never declared or paid any cash dividends on our common stock, except for a two-for-one dividend payable in shares of our common stock as of March 17, 2004. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this annual report.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until December 2004, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operations

Our business plan is to proceed with the exploration of our Argentinean mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We have planned a $375,000 pre-drilling exploration program on our Pinguino Property with the goal of identifying drill targets for a subsequent drilling program. The proposed pre-drilling exploration program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

We have also planned preliminary exploration programs, budgeted at approximately $65,000 per property, on each of our Santa Cruz and Rio Negro Properties. These preliminary exploration programs have the goal of determining whether subsequent exploration is warranted and would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, and ground-based geophysics.

As at the date of this report we have sufficient funds to complete the above exploration programs. However, we will require additional financing for future work programs. We have made no arrangements for any such financing and there is no guarantee that such financing will be available.

There are no known reserves on any of our mineral properties and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our mineral properties. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We anticipate that the pre-drilling exploration program on our Pinguino Property will be completed by October, 2004 and the preliminary exploration programs on our Santa Cruz and Rio Negro Properties will be completed by December, 2004.

Once we receive results from these exploration programs, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed.

Results of Operations – Fiscal Year ended January 31, 2004

We did not earn any revenues during the fiscal year ended January 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $101,411 for the period from inception on December 21, 2001 to January 31, 2004. These operating expenses included: (a) payments of $15,457 in connection with acquisition and exploration of the Cinema Property; (b) office related fees in the amount of $3,024; (c) rent in the amount of $1.385; (d) professional fees in the amount of $72,305 in connection with our corporate organization and registration process with the Securities and Exchange Commission; (e) transfer agent fees in the amount of $2,440; and (f) consulting fees in the amount of $6,800.

We incurred a loss in the amount of $101,411 for the period from inception on December 21, 2001 to January 31, 2004. For the fiscal year ended January 31, 2004 only, we incurred a loss of $31,390. Our loss for this fiscal year was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

Liquidity and Capital Resources

There is limited historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At January 31, 2004 we had cash of $5,843 and a working capital deficit of $4,011.

Subsequent to January 31, 2004 we raised a total of $2,000,000 through private sales of equity securities.

We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through December 2004, to make the royalty payment required on our Pinguino Property due in July 2004 and to complete our pre-drilling exploration program on the Pinguino Property and our preliminary exploration program on our Santa Cruz and Rio Negro Properties.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond December 2004, to make the future royalty payments required on our Pinguino Property and to conduct additional exploration programs on our Santa Cruz and Rio Negro Properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

None of our properties has commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB

Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have a material effect on our financial statements.

Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement did not have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted by January 1, 2003, at which time we will record the estimated present value of reclamation liabilities and increase the carrying value of related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. Currently we are in the process of quantifying the effect the adoption of this statement will have on our consolidated financial statements.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on our financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

1.	Auditors' Report;

2.	Audited Financial Statements for the year ended January 31, 2004, including:

a.	Balance Sheets as at January 31, 2004 and 2003;
b.	Statements of Loss and Deficit for the two years ended January 31, 2004 and for the period from inception on December 21, 2001 to January 31, 2004;
c.	Statements of Cash Flows for the two years ended January 31, 2004 and for the period from inception on December 21, 2001 to January 31, 2004;
d.	Statements of Stockholders' Equity for the two years ended January 31, 2004 and for the period from inception on December 21, 2001 to January 31, 2004; and
e.	Notes to Financial Statements.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004 AND 2003
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Directors
Argentex Mining Corporation
(Formerly Delbrook Corporation)
(An exploration stage company)

We have audited the consolidated balance sheets of Argentex Mining Corporation (formerly Delbrook Corporation) (an exploration stage company) as at January 31, 2004 and 2003, and the consolidated statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ (deficiency) equity for the years ended January 31, 2004 and 2003, and for the period from inception, December 21, 2001, to January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2004 and 2003, and the results of its operations and cash flows for the years ended January 31, 2003 and 2004, and for the period from inception, December 21, 2001, to January 31, 2004, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the consolidated financial statements, the Company incurred a net loss of $101,411 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

April 19, 2004, except for Note 4(k) which is as of April 29, 2004	Chartered Accountants

Tel: (604) 687-5841 Fax: (604) 687-0075 www.morgan-cas.com	P.O. Box 10007 Pacific Centre Suite 1488 - 700 West Georgia Street Vancouver, B.C. V7Y 1A1

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2004	2003

ASSETS

Current
Cash	$5,843	$28,302

LIABILITIES

Current
Accounts payable	$9,854	$923

SHAREHOLDER’S (DEFICIENCY) EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
9,620,000 common shares at January 31, 2004 and
2003	9,620	9,620

Additional paid-in capital	87,780	87,780

Deficit Accumulated During the Exploration Stage	(101,411)	(70,021)
	(4,011)	27,379

	$5,843	$28,302

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER
			21
	YEARS ENDED		2001 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Expenses
Mineral property acquisition and exploration
expenditures	$8,333	$4,824	$15,457
Office and sundry	1,447	1,577	3,024
Rent	600	585	1,385
Professional fees	15,205	48,273	72,305
Transfer agent fees	1,005	1,435	2,440
Consulting fees	4,800	2,000	6,800

Net Loss For The Year	31,390	58,694	$101,411

Deficit Accumulated During The Exploration
Stage, Beginning Of Year	70,021	11,327

Deficit Accumulated During The
Exploration Stage, End Of Year	$101,411	$70,021

Net Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	9,620,000	9,620,000

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER
			21
	YEARS ENDED		2001 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the year	$(31,390)	$(58,694)	$(101,411)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	8,931	(5,154)	9,854
	(22,459)	(63,848)	(91,557)

Cash Flows From Financing Activity
Issue of share capital	-	-	97,400

Increase (Decrease) In Cash	(22,459)	(63,848)	5,843

Cash, Beginning Of Year	28,302	92,150	-

Cash, End Of Year	$5,843	$28,302	$5,843

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

JANUARY 31, 2004
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000

Shares issued for cash at $0.02	4,620,000	4,620	87,780	-	92,400

Net loss for the period	-	-	-	(11,327)	(11,327)

Balance, January 31, 2002	9,620,000	9,620	87,780	(11,327)	86,073

Net loss for the year	-	-	-	(58,694)	(58,694)

Balance, January 31, 2003	9,620,000	9,620	87,780	(70,021)	27,379

Net loss for the year	-	-	-	(31,390)	(31,390)

Balance, January 31, 2004	9,620,000	$9,620	$87,780	$(101,411)	$(4,011)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004 AND 2003
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $101,411 for the period from December 21, 2001 (inception) to January 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004 AND 2003
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

The Company has elected not to continue in the joint venture with the vendor of the property and, as at December 31, 2003, no longer has an interest in the mineral claims.

4.	SUBSEQUENT EVENTS

Subsequent to January 31, 2004:

	a)	Effective March 4, 2004, the Company entered into a management agreement with a director for a period of one year at CDN$5,000 per month.

b)
Effective February 11, 2004, the Company entered into a management agreement with a director for a period of one year at CDN$6,000 per month. In addition, upon commencement of exploration on the Company’s Argentine properties, the Company will pay a bonus of CDN$35,000 and issue 66,666 common shares.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004 AND 2003
(Stated in U.S. Dollars)

4.	SUBSEQUENT EVENTS (Continued)

c)
Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favour of the optionor. In order to exercise the option on the Pinguino Property, the Company is required to make option payments totaling $450,000 as follows:

$50,000 on or before July 1, 2004; $75,000 on or before July 1, 2005; $100,000 on or before July 1, 2006; $100,000 on or before July 1, 2007; and $125,000 on or before July 1, 2008.

The Company has the right to repurchase on half of the royalty for $1,000,000 and all of the royalty for $2,000,000. The option agreement also provides for an “area of interest” such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

d)
Pursuant to the terms of a mineral property acquisition agreement, dated February 24, 2004, between the Company and a director, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property”. In addition, pursuant to the terms of a share purchase agreement, dated February 24, 2004, between the Company and a director, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole assets of which consist of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”. The Dyakowski Property and the SCRN Property total 128,964 acres. As consideration for the Dyakowski Property and the 100% interest in SCRN, the Company issued to Dyakowski a total of 1,666,666 common shares, subject to certain escrow and return to treasury provisions.

The mineral property acquisition agreement and the share purchase agreement also provide for an “area of interest” such that, in the event that a vendor records any property claims within five (5) kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004 AND 2003
(Stated in U.S. Dollars)

4.	SUBSEQUENT EVENTS (Continued)

As a condition to the mineral property acquisition agreement and the share purchase agreement, the Company has agreed to issue a stock dividend of two shares of common stock for each one share of common stock issued and outstanding, and to change its name to “Argentex Mining Corporation”.

e)
Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totalling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property, the Company has agreed to pay to the vendor, the sum of CDN$10,000. The Company has the right to repurchase on half of the royalty for $1,000,000 and all of the royalty for $2,000,000.

f)
Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totalling 32,766 acres. As consideration for the Storm Cat Property, the Company has agreed to pay the sum of CDN$10,000.

	g)	In connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company’s treasury for cancellation.

h)
The Company issued 500 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share is convertible, at any time by the holder, into common shares of the Company at a price of $0.90 per share, subject to adjustments downward in certain circumstances.

	i)	The Company issued a stock dividend of two common shares for every one common share issued and outstanding.

	j)	The Company’s name was changed to Argentex Mining Corporation.

k)
The Company issued 1,500,000 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share is convertible, at any time by the holder, into common shares of the Company at a price of $0.90 per share, subject to adjustments downward in certain circumstances.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chris Dyakowski. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officer and director and his age as of January 31, 2004, is as follows:

Name	Age	Title

Peter Schulhof	42	President, Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director as of January 31, 2004:

Mr. Peter Schulhof was our president, secretary and treasurer and our sole member of our board of directors. Mr. Schulhof was appointed to the positions of president, treasurer and secretary on December 21, 2001 and he resigned from all of such positions as of March 4, 2004.

From 1981 to 1993 Mr. Schulhof owned and operated PVS Automotive Inc., an automotive service centre for European automobiles. In the late 1980s, Mr. Schulhof concentrated his business activities in investment real estate. Since 1987, Mr. Schulhof has been the president and director of Spectro International Trade Limited, a real estate investment company. At Spectro Mr. Schulhof's responsibilities consist primarily of inspecting and reviewing real estate properties, including multi-family developments, for development and investment potential.

Our executive officers and directors as of April 27, 2004, and their respective ages as of such date are as follows:

Name	Age	Title

Chris Dyakowski	52	President, Chief Executive Officer,
		Chief Financial Officer, Secretary and Director

Ken Hicks	44	Vice President (Exploration) and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors as of April 27, 2004:

Mr. Dyakowski became our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director in March 2004. He graduated from the University of British Columbia in 1975 with a Bachelor of Science in Geology. For approximately 25 years he has served in a number of capacities including president, director, CFO of some 17 junior mining companies. During his career he has located and secured mining properties in British Columbia, Quebec the United States, Argentina and Bolivia for the companies which he held office and also for other clients.

Mr. Dyakowski has since November 1996, served as Director and CFO of San Telmo Energy Ltd., an oil and gas exploration and development company based in Calgary, Alberta which is listed on the TSX Venture Exchange and the over-the-counter Bulletin Board. Since May 2000, he has also been president and director of Storm Cat Energy Corp., a company engaged in developing coal bed methane and which is also listed on the TSX Venture Exchange. Mr. Dyakowski is a registered member of the British Columbia Association of Professional Engineers and Geoscientists and the BC and Yukon Chamber of Mines.

Mr. Hicks became Vice President and a Director in February 2004. He is a graduate of the University of British Columbia, holding a B.Sc. (Honours) Geology Degree. Since graduating in 1982, Mr. Hicks has practiced his profession as a geologist throughout North and South America for major mining companies such as Falconbridge Limited, mid Tier Cu-Au producers such as Imperial Metals Corporation as well as junior exploration companies. Since 1996 Mr. Hicks has undertaken extensive work in South America, specifically Argentina in which has consulted for a number of junior companies throughout Argentina.

Mr. Hicks is a registered member of the British Columbia Association of Professional Engineers and Geoscientists, as well as the Society of Economic Geologists and the BC and Yukon Chamber of Mines. He is a councillor of the Cordilleran Section of the Geological Association of Canada.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended January 31, 2004 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the three fiscal years ended January 31, 2004.

We did not pay any officer or director any compensation for the two years ended January 31, 2004.

Name and Principal Position	Annual Compensation				Long-Term Compensation			All Other Compensation
	Year	Annual Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awarded	Warrants and Options	LTIP Payouts ($)
Peter Schulhof, Former President and Chief Executive Officer	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We do not have any employment agreements. We have entered into the following Consulting and Management Agreements:

  pursuant to the terms of a Management Agreement dated March 4, 2004 we have appointed Mr. Dyakowski as our President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director for a term of one year. We have agreed to pay to Mr. Dyakowski CAD$5,000 per month. Mr. Dyakowski is required to devote not less than 80% of his time to our business.

  pursuant to the terms of a Consulting Agreement dated February 1, 2004 we have appointed Mr. Ken Hicks as our Vice President (Exploration) and as a director for a term of one year. We have agreed to pay to Mr. Hicks CAD$6,000 per month and, upon commencement of exploration activities on our newly acquired mineral properties in the Republic of Argentina, to issue to Mr. Hicks 200,000 shares of our common stock and pay to Mr. Hicks $35,000. Mr. Hicks is required to devote substantially all of his time to our business.

Stock Option Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended January 31, 2004.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Class
Peter Schulhof 4625 Willow Creek Road West Vancouver, BC V7W 1C3	15,000,000(1)	51.98%
All officers and directors, after completion of the Acquisitions(1)	15,000,000	51.98%

Based on 28,860,000 shares of our common stock issued and outstanding as of January 31, 2004 (adjusted for the two-for-one stock dividend paid on March 17, 2004).

The following table reflects the ownership as of April 27, 2004:

Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Class
Chris Dyakowski 3750 West 49 th Ave Vancouver, BC V6N 3T8	5,000,000	24.9%
Ken Hicks 1234 Doran Road North Vancouver, BC V7K 1M7	Nil(1)	N/A
All officers and directors, after completion of the Acquisitions	5,000,000	24.9%

(1) Pursuant to Mr. Hicks’ Consulting Agreement, upon commencement of exploration activities on our mineral properties in the Republic of Argentina, Mr. Hicks will be issued 200,000 shares of our common stock.

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our Common Stock.

Change In Control

On March 4, 2004, we issued a total of 5,000,000 shares of our common stock to Christopher Dyakowski pursuant to the terms of a Mineral Property Acquisition Agreement and a Share Purchase Agreement both dated February 24, 2004. As a condition to the Mineral Property Acquisition Agreement and the Share Purchase Agreement, Peter Schulhof, our former President agreed to return to treasury for cancellation 13,800,000 shares of common stock without compensation. These shares were returned to treasury on March 10, 2004, resulting in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any of our directors or officers;
- Any person proposed as a nominee for election as a director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
- Any of our promoters; or
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

On March 4, 2004, we closed on five separate agreements pursuant to which we acquired interests in certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina from Mr. Dyakowski and his affiliates. The specific agreements were as follows:

Pinguino Option Agreement

  Pursuant to the terms of a Mineral Property Option Agreement dated February 24, 2004, between us and Mr. Dyakowski (the “Pinguino Option Agreement”), we acquired from Mr. Dyakowski an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Pinguino Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski (the “Pinguino Royalty”). In order to exercise the option on the Pinguino Property, we are required to make option payments to Mr. Dyakowski totaling $450,000 as follows:
$50,000 on or before July 1, 2004; $75,000 on or before July 1, 2005; $100,000 on or before July 1, 2006; $100,000 on or before July 1, 2007; and $125,000 on or before July 1, 2008.
We have the right to repurchase on half of the Pinguino Royalty for $1,000,000 and all of the Pinguino Royalty for $2,000,000. The Pinguino Option Agreement also provides for an “area of interest” such that, in the event that Dyakowski records any property claims within five (5) kilometers of the boundaries of the Pinguino Property, such claims will become subject to the Pinguino Property Agreement.

Dyakowski and SCRN Agreements

  Pursuant to the terms of a Mineral Property Acquisition Agreement dated February 24, 2004, between us and Mr. Dyakowski (the “Dyakowski Acquisition Agreement”), we acquired from Dyakowski certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Dyakowski Property”. In addition, pursuant to the terms of a Share Purchase Agreement dated February 24, 2004, between us and Mr. Dyakowski (the “SCRN Share Purchase Agreement”), the Registrant acquired from Mr. Dyakowski a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation the sole assets of which consist of certain mineral claims located in the Rio Negro Province of the Republic of Argentina and known as the “SCRN Property”.. These properties are discussed under the heading “Description of Business”, above. As consideration for the Dyakowski Property and the 100% interest in SCRN, we issued to Mr. Dyakowski a total of 5,000,000 shares of our common stock (the “Shares”), subject to the following escrow and return to treasury provisions:

    in the event that exploration activities on the Dyakowski Property, the Pinguino Property, and/or the SCRN Property (collectively, the “Properties”) are not commenced by April 30, 2004, all 5,000,000 of the shares are to be returned to our treasury and title to the Properties shall be transferred to Mr. Dyakowski;

    upon our incurring exploration expenditures of at least $100,000 on the Properties, 1,000,000 of the Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that (i) the Dyakowski Property no longer has merit following such exploration expenditures, 2,000,000 Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski and/or (ii) the SCRN Property no longer has merit following such exploration expenditures, 1,000,000 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski;

    upon our incurring exploration expenditures of at least $500,000 on the Properties, an additional 1,000,000 of the Shares are to be released from escrow and delivered to Dyakowski and, in the event that our geologist determines that (i) the Dyakowski Property no longer has merit following such exploration expenditures, 1,500,000 Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski and/or (ii) the SCRN Property no longer has merit following such exploration expenditures, 1,500,000 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski; and

    upon our incurring exploration expenditures of at least $1,000,000 on the Properties, an additional 1,000,000 of the Shares are to be released from escrow and delivered to Mr. Dyakowski and in the event that our geologist determines that further exploration activities are warranted for the Dyakowski Property or that the Dyakowski Property should be placed into commercial production, an additional 1,000,000 Shares are to be released from escrow and delivered to Mr. Dyakowski, or in the event that our geologist determines that further activities are not warranted for the Dyakowski Property, 1,000,000 Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski, and in the event that our geologist determines that further exploration activities are warranted for the SCRN Property or that the SCRN Property should be placed into commercial production, an additional 1,000,000 Shares are to be released from escrow and delivered to Mr. Dyakowski, or in the event that our geologist determines that further activities are not warranted for the SCRN Property, 1,000,000 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski.

  The Dyakowski Acquisition Agreement and the SCRN Share Purchase Agreement also provide for an “area of interest” such that, in the event that Mr. Dyakowski records any property claims within five (5) kilometers of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

  As a condition to the Dyakowski Acquisition Agreement and the SCRN Share Purchase Agreement, we agreed to issue a stock dividend of two shares of common stock for each one share of common stock (which was issued to record holders as of March 17, 2004) and to change our name to Argentex Mining Corporation.

San Telmo Agreement

  Pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004, between us and San Telmo Energy Ltd., an affiliate of Mr. Dyakowski, we acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Condor Property”, subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski (the “San Telmo Royalty”). The Condor Property is discussed under the heading “Description of Business”, above. As consideration for the Condor Property we paid to San Telmo Energy Ltd. the sum of CAD$10,000. We have the right to repurchase half of the San Telmo Royalty for $1,000,000 and all of the San Telmo Royalty for $2,000,000.

Storm Cat Agreement

  Pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004, between us and Storm Cat Energy Corp., an affiliate of Mr. Dyakowski, we acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina and known as the Diamante 1, CV2, Pilquin 1 and the Pilquin 12 and 13 MDs. As consideration for these properties we paid to Storm Cat Energy Corp. the sum of CAD$10,000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER	DESCRIPTION

3.01	Articles of Incorporation of the Registrant (1)
3.02	By-laws of the Registrant (1)
3.03	Certificate of Designation of Series A Convertible Preferred Stock
10.1	Mineral Property Option Agreement dated February 24, 2004 between the Registrant and Chris Dyakowski(2)
10.2	Mineral Property Acquisition Agreement dated February 24, 2004 between the Registrant and Chris Dyakowski(2)
10.3	Share Purchase Agreement dated February 24, 2004 between the Registrant and Chris Dyakowski(2)
10.4	Mineral Property Acquisition Agreement dated February 20, 2004 between the Registrant and San Telmo Energy Ltd.(2)
10.5	Mineral Property Acquisition Agreement dated February 20, 2004 between the Registrant and Storm Cat Energy Corp.(2)
10.6	Consulting Agreement with Ken Hicks, dated as of February 11, 2004
10.7	Management Agreement with Christopher Dyakowski, dated as of March 4, 2004
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics and Business Conduct of Officers, Directors and Employees

(1) Filed as an Exhibit to our Registration Statement on Form SB-2 (file no. 333-84164) (2) Filed as an Exhibit to Form 8-K dated as of March 4, 2004.

REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2004.

ARGENTEX MINING CORPORATION

By:	/s/ Christopher Ian Dyakowski

Christopher Ian Dyakowski,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

Signature	Title	Date
/s/ Christopher Ian Dyakowski	President, Chief Executive Officer,	April 30, 2004
Christopher Ian Dyakowski	Chief Financial Officer, Secretary
and Director (Principal Executive,
Financial and Accounting Officer)
/s/ Ken Hicks	Vice President (Exploration) and	April 30, 2004
Ken Hicks	Director