Form 10QSB
period 2004-04-30
ARGENTEX MINING CORP
filed 2004-06-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-49995

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(Exact name of registrant as specified on its charter)

Nevada	71-0867623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1066 West Hastings Street
Suite 2000
Vancouver, BC V6E 3X2
(Address of principle executive offices)

(604) 601-8366
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,060,000 shares issued and outstanding as of June 11, 2004

(i)

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)

	APRIL 30	JANUARY 31
	2004	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current
Cash	830,205	5,843
Prepaid expenses	169,473	-

Total Assets	999,678	5,843

LIABILITIES

Current
Accounts payable	20,764	6,854
Accrued liabilities	5,200	3,000
Total Liabilities	25,969	9,854

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, 100,000,000 shares authorized with a par value	-	-
of $0.001, none issued

Preferred Stock, Series A convertible, 2000 shares authorized	2	-
with a par value of $0.001, 2000 and nil issued and outstanding at
April 30, 2004 and January 31, 2004 respectively

Common Stock, 100,000,000 shares authorized with a par value of	20,060	9,620
$0.001, 20,059,998 and 9,620,000 issued and outstanding at April
30, 2004 and January 31, 2004 respectively

Additional Paid in Capital	2,141,505	87,780
	2,161,567	97,400

Deficit Accumulated During the Exploration Stage	(1,187,858)	(101,411)
	973,709	(4,011)

	999,678	5,843

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 21
	THREE MONTHS ENDED		2001 TO
	APRIL 30		APRIL 30
	2004	2003	2004
	$	$	$
Expenses
Mineral property acquisition and exploration
expenditures	169,015	8,333	184,472
Investor relations	850,957	-	850,957
Office and sundry	10,456	225	13,480
Rent	1,683	150	3,068
Professional fees	19,417	1,675	91,722
Transfer agent fees	13,383	705	15,823
Consulting fees (Note 5)	21,536	2,000	28,336

Net Loss For The Period	1,086,447	13,088	1,187,858

Deficit Accumulated During the Exploration
Stage, Beginning Of Period	101,411	70,021

Deficit Accumulated During the Exploration
Stage, End Of Period	1,187,858	83,109

Net Loss Per Share	0.08	$0.01

Weighted Average Number Of Shares Outstanding	13,639,703	9,620,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 21
	THREE MONTHS ENDED		2001 TO
	APRIL 30		APRIL 30
	2004	2003	2004
	$	$	$

Cash Flows From Operating Activities
Net loss for the period	(1,086,447)	(13,088)	(1,187,858)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable and accrued
liabilities	16,115	2,711	25,969
Change in prepaid expenses	(169,473)	(429)	(169,473)
	(1,239,805)	(10,806)	(1,331,362)

Cash Flows From Financing Activity
Issuance of share capital	2,064,167	-	2,161,567

Increase (Decrease) In Cash	824,362	(10,806)	830,205

Cash, Beginning Of Period	5,843	28,302	-

Cash, End Of Period	830,205	17,496	830,205

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.      OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company’s name was changed to Argentex Mining Corporation on March 15, 2004.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,187,858 for the period from December 21, 2001 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)             Consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned United States subsidiary, SCRN Properties Ltd., and its wholly-owned Canadian subsidiary, Delbrook Mining Corp.

b)             Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the purchase, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)             Joint Venture

The Company’s exploration activity was conducted jointly with another party and, accordingly, the Company only accounted for its proportionate interest in such activity. During October 2003, the Company elected not to continue in the joint venture.

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

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)             Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)             Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

3.      MINERAL PROPERTY INTEREST

a)             By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the Cinema Claims located in British Columbia, Canada, in consideration of $2,300.

Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement required the Company to expend an initial $13,000 on the property by April 15, 2003 with all further expenditures split 75% for the Company and 25% for their joint venture partner.

The Company elected not to continue in the joint venture with the vendor of the property and, as at December 31, 2003, no longer had an interest in the mineral claims.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTEREST (continued)

b)             Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favour of the optionor. In order to exercise the option on the Pinguino Property, the Company is required to make option payments totaling $450,000 as follows:

$50,000 on or before July 1, 2004;
$75,000 on or before July 1, 2005;
$100,000 on or before July 1, 2006;
$100,000 on or before July 1, 2007; and
$125,000 on or before July 1, 2008.

The Company has the right to repurchase half of the royalty for $1,000,000 and all of the royalty for $2,000,000. The option agreement also provides for an “area of interest” such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

c)             Pursuant to the terms of a mineral property acquisition agreement, dated February 24, 2004, between the Company and a director, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property”. In addition, pursuant to the terms of a share purchase agreement, dated February 24, 2004, between the Company and a director, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole assets of which consist of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”. The Dyakowski Property and the SCRN Property total 128,964 acres. As consideration for the Dyakowski Property and the 100% interest in SCRN, the Company issued to Dyakowski a total of 1,666,666 common shares, subject to certain escrow and return to treasury provisions.

The mineral property acquisition agreement and the share purchase agreement also provide for an “area of interest” such that, in the event that a vendor records any property claims within five (5) kilometers of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

3.      MINERAL PROPERTY INTEREST (continued)

As a condition to the mineral property acquisition agreement and the share purchase agreement, the Company has agreed to issue a stock dividend of two shares of common stock for each one share of common stock issued and outstanding, and to change its name to “Argentex Mining Corporation”. The name change was effected on March 15, 2004 and the stock dividend was paid on March 17, 2004.

d)             Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property the Company paid to the vendor CDN$10,000. The Company has the right to repurchase half of the royalty for $1,000,000 and all of the royalty for $2,000,000.

e)             Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totaling 32,766 acres. As consideration for the Storm Cat Property the Company paid to the vendor CDN$10,000.

4.      SHARE CAPITAL

a)             The Company issued 2,000 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share is convertible, at any time by the holder, into common shares of the Company at a price of $0.90 per share, subject to adjustments downward in certain circumstances.

b)             In connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company’s treasury for cancellation prior to the stock dividend issued March 17, 2004.

c)             Pursuant to a mineral property option agreement, dated February 24, 2004, between the Company and a future officer and director, the Company issued 1,666,666 common shares to this officer and director, subject to certain escrow and return to treasury provisions.

d)             The Company issued a stock dividend of two common shares for every one common share issued and outstanding as of March 15, 2004.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

5.      RELATED PARTY TRANSACTIONS

a)             Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at CDN$5,000 per month. During the period the Company paid consulting fees of US $ 7,520 relating to this management agreement. These transactions have been recorded using the exchange amount.

b)             Effective February 11, 2004, the Company entered into a management agreement with a director and officer for a period of one year at CDN$6,000 per month. In addition, upon commencement of exploration on the Company’s Argentine properties, the Company will pay a bonus of USD$35,000 and issue 200,000 common shares. During the period, the Company paid consulting fees of US $8,842 relating to this management agreement. These transactions have been recorded using the exchange amount.

Item 2.      Plan of Operations

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

Recent Developments

Pinguino Property, Santa Cruz Province, Argentina. The Company has completed its initial geophysical and geochemical exploration work on its Pinguino Property, with a total of 300 rock samples and 1,313 soil samples collected.

Over 75 miles (120 kilometers) of grid line was laid out on a known mineralized strike length of 3.75 miles (six kilometers). In total, 1,313 soil samples were collected on this grid at 50-meter intervals on 100 meter spaced lines. Approximately 25 line miles (40 line kilometers) of 3D Induced Polarization (IP) geophysics was also completed. The Company also collected 300 rock samples from a total of 22 trenches. Eighteen trenches were cleaned out and rock samples were cut using a diamond saw, allowing continuous channel samples to be collected. Rock chip samples were also taken from three of these 18 trenches and from four additional trenches.

The Pinguino Property contains northwest trending corridor of low sulphidation gold-silver mineralization as well as parallel and subsidiary structures.

A system of sample duplicates, including rocks and soils, was completed and the samples taken have been shipped to Acme Labs for geochemical analysis

El Condor Property, Santa Cruz Province, Argentina. The Company has sampled its El Condor Property (contained within its Santa Cruz Property) on a rectangular grid of two line miles (3.2 line kilometers), with 46 soil samples collected for analysis. Two line miles of 3D IP geophysical data were also recorded.

The El Condor is an epithermal gold property within a largely unexplored area of hydrothermal alteration. “Boiling” textures are evident and one occurrence of visible gold has been discovered on surface to date.

Results from the Company’s exploration activities on its Pinguino and El Condor Properties will be forthcoming following receipt of assay results from Acme Labs. This process is scheduled to be completed in August, 2004, with results being released as they become available.

Rio Negro Property. The Company has completed preliminary examination of parts of its Rio Negro Property, consisting of Landsat satellite surveying and rock and soil sampling. In total, 87 rock samples and 13 soil samples were collected from the Rio Negro Property.

Samples collected from the Rio Negro Property have been shipped to Acme Labs in Chile. Segments of the samples are also being sent to Acme’s main lab in Vancouver, British Columbia for ultratrace multi-element analysis. Gradients recognized from certain trace-elements may act as pathfinders to mineralization. Results are expected to be available in July, 2004.

Plan of Operations

Our business plan is to proceed with the exploration of our Argentinean mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals. We have planned a $375,000 pre-drilling exploration program on our Pinguino Property with the goal of identifying drill targets for a subsequent drilling program. Of this amount, approximately $140,000 was expended during the three months ended April 30, 2004. The proposed pre-drilling exploration program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

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

There are no known reserves on any of our mineral properties and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our mineral properties. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We anticipate that the pre-drilling exploration program on our Pinguino Property will be completed by December, 2004 and the preliminary exploration programs on our Santa Cruz and Rio Negro Properties will be completed by December, 2004.

Once we receive results from these exploration programs, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed.

Results of Operations – Three Months Ended April 30, 2004

We did not earn any revenues during the three months ended April 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $1,086,447 for the three months ended April 30, 2004. These operating expenses included: (a) payments of $169,015 in connection with acquisition and exploration of properties; (b) investor relations expenses in the amount of $850,000; (c) office related fees in the amount of $10,456; (d) rent in the amount of $1,683; (e) professional fees in the amount of $19,417; (f) transfer agent fees in the amount of $13,383; and (g) consulting fees in the amount of $21,536.

We incurred a loss in the amount of $1,086,447 for the three months ended April 30, 2004. For the three months ended April 30, 2003, we incurred expenses and a net loss in the amount of $13,088.

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

At April 30, 2004 we had cash of $830,205 and working capital of $973,709.

During the three months ended April 30, 2004, we raised a total of $2,000,000 through private sales of equity securities.

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

Forward Looking Statements

This Plan of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.      Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Part II—OTHER INFORMATION

Item 1.      Legal Proceedings

Not applicable.

Item 2.      Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three month period ended April 30, 2004, the Company sold an aggregate of $2,000,000 of Series A Convertible Preferred Stock at a price of $1,000 per share. Each share is convertible into common shares of the Company at a price of $.90 per share, subject to adjustment. The shares were sold to seven purchasers pursuant to Regulation S.

The Company issued a dividend of two shares of common stock for each share outstanding on March 15, 2004.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer)

(b) Reports on Form 8-K.

               The Company filed a report on Report on Form 8-K, dated March 11, 2004 which reported on the acquisition of the Company’s Argentinean mineral properties, the change of control resulting therefrom and other related matters.

SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 2004.

ARGENTEX MINING CORPORATION

By:	/s/ CHRISTOPHER IAN DYAKOWSKI
Christopher Ian Dyakowski,
President, Chief Executive Officer, Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)