Form 10QSB
period 2004-07-31
ARGENTEX MINING CORP
filed 2004-09-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________ to _________

Commission file number: 0-26277

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified on its charter)

Nevada	71-0867623
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1066 West Hastings Street Suite 2000 Vancouver, BC V6E 3X2
(Address of principle executive offices)

(604) 601-8336
(Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:
20,259,998 shares issued and outstanding as of September 10, 2004

INDEX

PART I	FINANCIAL INFORMATION		3

	ITEM 1	Consolidated balance sheets at July 31, 2004 (unaudited) and January 31, 2004	4

		Consolidated statement of loss and deficit for the three and six months ended July 31, 2004 and 2003 and from December 21, 2001 to July 31, 2004 (unaudited)	5

		Consolidated statement of cash flows for the three and six months ended July 31, 2004 and 2003 and from December 21, 2001 to July 31, 2004 (unaudited)	6

		Notes to consolidated financial statements	7

	ITEM 2	Plan of Operation	13

	ITEM 3	Controls and Procedures	18

PART II	OTHER INFORMATION		18

	ITEM 1	Legal proceedings	18

	ITEM 2	Changes in securities and small business issuer purchases of equity securities	18

	ITEM 3	Defaults upon senior securities	18

	ITEM 4	Submission of matters to a vote of security holders	18

	ITEM 5	Other information	18

	ITEM 6	Exhibits and Reports on 8-K	18

	SIGNATURES		19

PART I - Financial Information

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)

	JULY 31	JANUARY 31
	2004	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current
Cash	518,781	5,843
Prepaid expenses	69,141	-

Total Assets	587,922	5,843

LIABILITIES

Current
Accounts payable	30,715	6,854
Accrued liabilities	4,000	3,000
Total Liabilities	34,715	9,854

SHAREHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock, 100,000,000 shares authorized with a par value	-	-
of $0.001, none issued

Preferred Stock, Series A convertible, 2000 shares authorized	2	-
with a par value of $0.001, 2000 and nil issued and outstanding at
July 31, 2004 and January 31, 2004 respectively

Common Stock, 100,000,000 shares authorized with a par value of	20,260	9,620
$0.001, 20,259,998 and 9,620,000 issued and outstanding at July
31, 2004 and January 31, 2004 respectively

Additional Paid in Capital	2,143,965	87,780
	2,164,227	97,400

Deficit Accumulated During The Exploration Stage	(1,611,020)	(101,411)
	553,207	(4,011)

Total Liabilities and Stockholders' Equity (Deficiency)	587,922	5,843

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JULY 31,		JULY 31,		JULY 31,
	2004	2003	2004	2003	2004

Expenses
Mineral property acquisition
and exploration
expenditures	$155,430	$-	$324,445	$8,333	$339,902
Consulting fees	61,192	-	82,728	2,000	89,528
Investor Relations	134,263	-	985,220	-	985,220
Office and sundry	16,099	307	26,555	532	29,579
Rent	1,543	150	3,226	300	4,611
Professional fees	26,498	6,243	45,915	7,918	118,220
Transfer agent and filing fees	19,380	-	32,763	705	35,203
Travel	8,757	-	8,757	-	8,757

Net Loss For The Period	423,162	6,700	1,509,609	19,788	$1,611,020

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	1,187,858	83,109	101,411	70,021

Deficit Accumulated During
The Exploration Stage, End
Of Period	$1,611,020	$89,809	$1,611,020	$89,809

Net Loss Per Share	$0.02	$0.01	$0.09	$0.01

Weighted Average Number Of
Shares Outstanding	20,259,998	9,620,000	16,926,885	9,620,000

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Inception
			December 21,
			2001 to
	SIX MONTHS ENDED		April 30,
	July 31,
	2004	2003	2004
	$	$

Cash Flows From Operating Activities
Net loss for the period	(1,509,609)	(19,788)	(1,611,020)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Shares issued for non-cash	2,660	-	2,660
Change in prepaid expenses	(69,141)	-	(69,141)
Change in accounts payable and accrued liabilities	24,861	6,739	34,715
	(1,551,229)	(13,049)	(1,642,786)

Cash Flows From Financing Activity
Issuance of share capital	2,064,167	-	2,161,567

Increase (Decrease) In Cash	512,938	(13,049)	518,781

Cash, Beginning Of Period	5,843	28,302	-

Cash, End Of Period	518,781	15,253	518,781

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company's name was changed to Argentex Mining Corporation on March 15, 2004.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,591,249 for the period from December 21, 2001 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JULY 31, 2004 AND 2003
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

The Company's exploration activity was conducted jointly with another party and, accordingly, the Company only accounted for its proportionate interest in such activity. During October 2003, the Company elected not to continue in the joint venture.

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

JULY 31, 2004 AND 2003
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

	g)	Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

3.	MINERAL PROPERTY INTEREST

	a)	By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the Cinema Claims located in British Columbia, Canada, for consideration of $2,300.

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

JULY 31, 2004 AND 2003
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTEREST (continued)

b)
Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the "Pinguino Property" totaling 24,710 acres, subject to a 2% net smelter returns royalty in favour of the optionor. In order to exercise the option on the Pinguino Property, the Company is required to make option payments paid in Canadian dollars totaling $450,000 as follows:

$50,000 on or before July 1, 2004 (paid); $75,000 on or before July 1, 2005; $100,000 on or before July 1, 2006; $100,000 on or before July 1, 2007; and $125,000 on or before July 1, 2008.

The Company has the right to repurchase half of the royalty for CDN$1,000,000 and all of the royalty for CDN$2,000,000. The option agreement also provides for an "area of interest" such that, in the event that the option or records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

c)
Pursuant to the terms of a mineral property acquisition agreement, dated February 24, 2004, between the Company and a director, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the "Dyakowski Property". In addition, pursuant to the terms of a share purchase agreement, dated February 24, 2004, between the Company and a director, the Company acquired a 100% interest in SCRN Properties Ltd. ("SCRN"), a Delaware corporation, the sole assets of which consist of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the "SCRN Property". The Dyakowski Property and the SCRN Property total 128,964 acres. As consideration for the Dyakowski Property and the 100% interest in SCRN, the Company issued to Dyakowski a total of 1,666,666 common shares, subject to certain escrow and return to treasury provisions.

The mineral property acquisition agreement and the share purchase agreement also provide for an "area of interest" such that, in the event that a vendor records any property claims within five (5) kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004 AND 2003
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTEREST (continued)

As a condition to the mineral property acquisition agreement and the share purchase agreement, the Company has agreed to issue a stock dividend of two shares of common stock for each one share of common stock issued and outstanding, and to change its name to "Argentex Mining Corporation". The name change was effected on March 15, 2004 and the stock dividend was paid on March 17, 2004.

d)
Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the "Condor Property" totalling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property the Company paid to the vendor CDN$10,000. The Company has the right to repurchase half of the royalty for CDN$1,000,000 and all of the royalty for CDN$2,000,000.

e)
Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the "Storm Cat Property" totalling 32,766 acres. As consideration for the Storm Cat Property the Company paid to the vendor the CDN$10,000.

CDN$1 is equivlent to $0.76 US at July 31, 2004 (approximate).

4.	SHARE CAPITAL

a)
The Company issued 2,000 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share is convertible, at any time by the holder, into common shares of the Company at a price of $0.90 per share, subject to adjustments downward in certain circumstances.

b)
In connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company's treasury for cancellation prior to the stock dividend issued March 17, 2004.

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

JULY 31, 2004 AND 2003
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS

a)
Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at CDN$5,000 per month. During the period the Company paid consulting fees of US $18,597 (2003: Nil) relating to this management agreement. These transactions have been recorded using the exchange amount.

b)
Effective February 11, 2004, the Company entered into a management agreement with a director and officer for a period of one year at CDN$6,000 per month. In addition, upon commencement of exploration on the Company's Argentine properties, the Company paid a bonus of US$35,000 and issued 200,000 common shares. During the period, the company paid consulting fees of US $59,794 (2003: Nil), consisting of cash payments of US $57,134 and issue of 200,000 shares at a value of US $2,660, relating to this management agreement. These transactions have been recorded using the exchange amount.

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

Recent Developments

Pinguino Property, Santa Cruz Province, Argentina . The Company has completed its initial geophysical and geochemical exploration work on its Pinguino Property, with a total of 300 rock samples and 1,313 soil samples collected.

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

A system of sample duplicates, including rocks and soils, was completed and the samples taken have been shipped to Acme Labs for geochemical analysis

El Condor Property, Santa Cruz Province, Argentina . The Company has sampled its El Condor Property (contained within its Santa Cruz Property) on a rectangular grid of two line miles (3.2 line kilometers), with 46 soil samples collected for analysis. Two line miles of 3D IP geophysical data were also recorded.

The El Condor is an epithermal gold property within a largely unexplored area of hydrothermal alteration. "Boiling" textures are evident and one occurrence of visible gold has been discovered on surface to date.

Results from the Company's exploration activities on its Pinguino and El Condor Properties will be forthcoming following receipt of assay results from Acme Labs. This process is scheduled to be completed in September, 2004, with results being released as they become available.

Rio Negro Property . The Company has completed preliminary examination of parts of its Rio Negro Property, consisting of Landsat satellite surveying and rock and soil sampling. In total, 87 rock samples and 13 soil samples were collected from the Rio Negro Property.

Rock chip samples collected from the Los Menucos Gold District in Rio Negro returned up to 4.1 grams per tonne gold (0.13 oz/t gold) in a newly discovered quartz vein stockwork zone that has a length in excess of 1,150 feet (350 meters) and remains open along strike.

Plan of Operations

Our business plan is to proceed with the exploration of our Argentinean mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals. We have planned a $375,000 pre-drilling exploration program on our Pinguino Property with the goal of identifying drill targets for a subsequent drilling program. Of this amount, approximately $140,000 was expended during the three months ended April 30, 2004 and approximately $130,000 was expended during the three months ended July 31, 2004. The proposed pre-drilling exploration program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

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

Results of Operations – Three and Six Months Ended April 30, 2004

We did not earn any revenues during the six months ended July 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $423,162 and $1,509,609 for the three and six months ended July 31, 2004, respectively. These operating expenses included: (a) payments of $155,430 and $324,445 for the three and six month periods in connection with acquisition and exploration of properties; (b) investor relations expenses in the amount of $134,263 for the three and six month periods; (c) office related fees in the amount of $16,099 and $26,555 for the three and six month periods; (d) rent in the amount of $1,543 and $3,226 for the three and six month periods; (e) professional fees in the amount of $26,498 and $45,915 for the three and six month periods; (f) transfer agent and filing fees in the amount of $19,380 and $32,763 for the three and six month periods; and (g) consulting fees in the amount of $61,192 and $82,728 for the three and six month periods.

We incurred a loss in the amount of $423,162 and $1,509,609 for the three and six months ended July 31, 2004.

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

At July 31, 2004 we had cash of $518,781 and working capital of $553,207.

During the three months ended April 30, 2004, we raised a total of $2,000,000 through private sales of equity securities.

We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through December 2004, and to complete our pre-drilling exploration program on the Pinguino Property and our preliminary exploration program on our Santa Cruz and Rio Negro Properties.

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

Item 3. Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Part II-OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not applicable.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2004.

ARGENTEX MINING CORPORATION

By: /s/ CHRISTOPHER IAN DYAKOWSKI
Christopher Ian Dyakowski,
President, Chief Executive Officer, Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)