Form 10QSB
period 2004-10-31
ARGENTEX MINING CORP
filed 2004-12-03
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 20,259,998 shares issued and outstanding as of December 1, 2004

INDEX

PART I	FINANCIAL INFORMATION

	ITEM 1	Consolidated balance sheets at October 31, 2004 (unaudited) and January 31, 2004	F-2

		Consolidated statement of loss and deficit for the three and nine months ended October 31, 2004 and 2003 and from December 21, 2001 to October 31, 2004 (unaudited)	F-3

		Consolidated statement of cash flows for the three and nine months ended October 31, 2004 and 2003 and from December 21, 2001 to October 31, 2004 (unaudited)	F-4

		Notes to consolidated financial statements	F-5

	ITEM 2	Plan of Operation	3

	ITEM 3	Controls and Procedures	8

PART II	OTHER INFORMATION

	ITEM 1	Legal proceedings	9
	ITEM 2	Changes in securities and small business issuer purchases of equity securities	9
	ITEM 3	Defaults upon senior securities	9
	ITEM 4	Submission of matters to a vote of security holders	9
	ITEM 5	Other information	9
	ITEM 6	Exhibits	9

	SIGNATURES		10

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31	JANUARY 31
	2004	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current
Cash	195,800	5,843
Prepaid expenses	906	-

Total Assets	196,706	5,843

LIABILITIES

Current
Accounts payable	35,546	6,854
Accrued liabilities	4,000	3,000
Total Liabilities	39,546	9,854

SHAREHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock, 100,000,000 shares authorized with a par value of	-	-
$0.001, none issued

Preferred Stock, Series A convertible, 2000 shares authorized with a	2	-
par value of $0.001, 2000 and nil issued and outstanding at October
31, 2004 and January 31, 2004 respectively

Common Stock, 100,000,000 shares authorized with a par value of	20,260	9,620
$0.001, 20,259,998 and 9,620,000 issued and outstanding at October
31, 2004 and January 31, 2004 respectively

Additional Paid in Capital	2,143,965	87,780
	2,164,227	97,400

Deficit Accumulated During The Exploration Stage	(2,007,067)	(101,411)
	157,160	(4,011)

Total Liabilities and Stockholders' Equity (Deficiency)	196,706	5,843

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	OCTOBER 31,		OCTOBER 31,		OCTOBER 31,
	2004	2003	2004	2003	2004

Expenses
Mineral property acquisition
and exploration
expenditures	$188,989	$-	$513,434	$8,333	$528,891
Consulting fees	38,481	-	121,209	2,000	128,009
Investor relations	129,669	-	1,114,889	-	1,114,889
Office and sundry	5,687	621	32,242	1,153	35,266
Rent	1,623	150	4,849	450	6,234
Professional fees	9,879	3,232	55,794	11,150	128,099
Transfer agent and filing fees	6,895	40	39,658	745	42,098
Travel	14,824	-	23,581	-	23,581

Loss For The Period	(396,047)	(4,043)	(1,905,656)	(23,831)	$(2,007,067)

Loss Per Share	$(0.02)	$(0.01)	$(0.11)	$(0.01)

Weighted Average Number Of
Shares Outstanding	20,259,998	9,620,000	18,046,032	9,620,000

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Inception
			December 21,
			2001to
	NINE MONTHS ENDED		OCTOBER
	OCTOBER 31,		31,
	2004	2003	2004
	$	$

Cash Flows From Operating Activities
Loss for the period	(1,905,656)	(23,831)	(2,007,067)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Shares issued for non-cash	2,660	-	2,660
Change in prepaid expenses	(906)	-	(906)
Change in accounts payable and accrued liabilities	29,692	9,723	39,546
	(1,874,210)	(14,108)	(1,965,767)

Cash Flows From Financing Activity
Issuance of share capital	2,064,167	-	2,161,567

Increase (Decrease) In Cash	189,957	(14,108)	195,800

Cash, Beginning Of Period	5,843	28,302	-

Cash, End Of Period	195,800	14,194	195,800

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
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

As shown in the accompanying consolidated financial statements, the Company has incurred a loss of $2,007,067 for the period from December 21, 2001 (inception) to October 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OCTOBER 31, 2004
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

	c)	Use of Estimates

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

	d)	Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

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

	f)	Interim Consolidated Financial Statements

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

OCTOBER 31, 2004
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

OCTOBER 31, 2004
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

OCTOBER 31, 2004
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS

a)
Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at US$4,100 per month. During the period the Company paid consulting fees of US $30,271 (2003: Nil) relating to this management agreement. These transactions have been recorded using the exchange amount.

b)
Effective February 11, 2004, the Company entered into a management agreement with a director and officer for a period of one year at US$4,900 per month. In addition, upon commencement of exploration on the Company's Argentine properties, the Company paid a bonus of US$35,000 and issued 200,000 common shares. During the period, the company paid consulting fees of US $84,101 (2003: Nil), consisting of cash payments of US $81,441 and issue of 200,000 shares at a value of US $2,660, relating to this management agreement.

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

Recent Developments

SANTA CRUZ PROVINCE

Pinguino

A property-wide prospecting program at Pinguino in Santa Cruz province has confirmed more than 15 miles (25 kilometers) of mineralized vein system contained in multiple zones, the largest of which is the Marta vein system. To date, we have conducted selected trench sampling of existing trenches, testing 20 of the 155 open trenches from the previous operator. Results from the spring geophysical program have been received and they confirm an extensive depth potential of the Marta vein system. Soil geochemistry has also proven to be an excellent tool in the search for hidden veins, undiscovered in the previous exploration history, and trenching continues to expose more of the mineralized vein system.

This Phase 1 exploration program collected more than 200 diamond saw channel samples from 20 of the 155 existing trenches on the property. Significant intervals of silver-gold mineralization were encountered, including some extremely rich silver grades such as Trench TM 136 with 7.5 feet of 182.68 ounces per ton Ag (Silver). These are considered encouraging exploration results in our search for gold-silver deposits in Santa Cruz province.

More than 1,000 soil samples were collected in a tight grid pattern over existing vein exposure and beyond into areas covered by a thin overburden. Results reveal excellent gold-silver correlation with existing veins and the discovery of “hidden” vein structures not obvious during prospecting.

Also during Phase 1, 24 line miles (38.5 line kilometers) of geophysics were completed over significant segments of the Marta vein system. Results received from the independent geophysical contractor show a good correlation with gold-silver mineralization exposed in the trenches as well as a considerable depth extension and continuity of the favorable structure in excess of 650 feet (200 meters).

Phase 2 exploration is continuing at Pinguino, where more than 170 new trenches have been excavated. A magnetometer survey is in progress and additional fill-in and reconnaissance soil samples are being collected. The exploration target is additional subsidiary veins which might be covered by a thin overburden.

In summary, the geochemistry and geophysical work completed to date at Pinguino has generated a large number of excellent drill targets for the upcoming diamond drill program in early 2005. Prospecting continues to generate new discoveries and resampling of existing trenches has returned good surface values of gold-silver mineralization. Geophysics has also revealed good depth potential and correlation with surface mineralization.

There can be no assurance that future exploration will reveal any significant amounts of gold available for commercial mining.

El Condor

Results from the 3.10 mile (5 kilometer) geophysical survey at El Condor, also located in Santa Cruz province, have been received. This initial survey displayed large chargeability and resistivity anomalies below the surface mineralization, which contains visible gold. A small soil grid returned moderately anomalous precious metal values in widespread locations.

RIO NEGRO PROVINCE

Extensive property work continues to generate new epithermal vein discoveries and expand the known zones of visible gold within the first discovery area (announced on June 30, 2004). Two zones situated approximately 1,640 feet (500 meters) apart are known to contain visible gold with grab samples up to 4.63 ounce per ton Au (Gold) (144 grams per ton Au (Gold)). These results indicate a significantly enriched gold environment on surface. The discoveries are open in all directions and are within a large alteration zone.

The Phase 2 exploration program at Rio Negro was completed in September. It focused on examining our extensive land position in the Los Menucos area with two objectives. The first was to follow-up on the previously reported gold discovery in which reconnaissance sampling of a newly discovered quartz vein returned gold assays ranging up to 0.13 ounce per ton Au (Gold). This level of gold value in a reconnaissance program is encouraging. The discovery lies within a large hydrothermally altered zone which exceeds 0.6 square miles (one square kilometer), suggesting that gold mineralization might be widespread.

In the general area of known mineralization, an extensive control grid was established and geological mapping, soil sampling and geophysical tests were carried out. Over 1,000 soil samples and 45 rock samples were collected from within the grid. Geochemical anomalies in gold and pathfinder elements were found but they were low in magnitude. Prospecting, however, discovered a new quartz vein-breccia zone approximately 1,640 feet (500 meters) from the original discovery, containing abundant visible gold. Rock grab samples with anomalous gold values were reanalyzed with instructions to screen for metallic gold and carry out a standard fire assay. These assay results returned significant values of gold and the results are encouraging.

Mapping traced out an additional two separate vein systems for 0.8 miles (1.3 kilometers) and 1.85 miles (3 kilometers), respectively. Grab samples from these vein systems returned anomalous values in pathfinder elements and precious metals.

A magnetometer survey was carried out on the soil grid area and initial results appear to show a positive correlation of magnetic lows and the exposed veins. Further interpretation is ongoing.

The second objective of the Rio Negro program was to continue reconnaissance work on the company’s outlying properties within the Los Menucos area. We utilized our expanding knowledge of the region to target prospective areas of gold mineralization.

During regional prospecting of the other properties, two new epithermal style veins were discovered, with each being 1,640 feet (500 meters) in length. Quartz vein breccia, crustiform quartz layers and chalcedonic quartz were evident. Samples have been submitted for analysis and we are awaiting the results.

There can be no assurance that future exploration will reveal any significant amounts of gold available for commercial mining.

Results of Operations - Three and Nine Months Ended October 31, 2004

We did not earn any revenues during the nine months ended October 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $396,047 and $1,905,656 for the three and nine months ended October 31, 2004, respectively. These operating expenses included: (a) payments of $188,989 and $513,434 for the three and nine month periods in connection with acquisition and exploration of properties; (b) investor relations expenses in the amount of $129,669 and $1,114,889 for the three and nine month periods; (c) office related fees in the amount of $5,687 and $32,242 for the three and nine month periods; (d) rent in the amount of $1,623 and $4,849 for the three and nine month periods; (e) professional fees in the amount of $9,879 and $55,794 for the three and nine month periods; (f) transfer agent and filing fees in the amount of $6,895 and $39,658 for the three and nine month periods; and (g) consulting fees in the amount of $38,481 and $121,209 for the three and nine month periods.

We incurred a loss in the amount of $396,047 and $1,905,656 for the three and nine months ended October 31, 2004.

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

At October 31, 2004 we had cash of $195,800 and working capital of $157,160.

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

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of October 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer)

SIGNATURES

                      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 3, 2004.

ARGENTEX MINING CORPORATION

By:	/s/ CHRISTOPHER IAN DYAKOWSKI
Christopher Ian Dyakowski,
President, Chief Executive Officer, Chief
Financial Officer (Principal Executive,
Financial and Accounting Officer)