Form 10KSB
period 2005-01-31
ARGENTEX MINING CORP
filed 2005-05-13
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2005

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	71-0867623
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1066 West Hastings Street, Suite 2000
Vancouver, BC, Canada	V6E 3X2
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (604) 601-8336

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

As of April 25, 2005 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $9,090,755, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin
Board for that date.

The number of shares of Common Stock, $0.001 par value, outstanding on April 25, 2005, was 22,482,221 shares, held by approximately 16 stockholders.

The issuer’s revenues for its most recent fiscal year ended January 31, 2005 were $0.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

ARGENTEX MINING CORPORATION
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended January 31, 2005

               This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis and Results of Operation" under Item 6.

               In this form 10-KSB references to "ARGENTEX", “the Company”, "we," "us," and "our" refer to ARGENTEX MINING CORPORATION.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

General

               We were incorporated in the State of Nevada on December 21, 2001 with an authorized capital of 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001. Our business office is located at Suite 2000, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number is (604) 601-8366.

               We were organized for the purpose of acquiring and developing mineral properties. We own interests in 12 mineral properties located in the Santa Cruz province of the Republic of Argentina as indicated on the following map:

69° 00'W
68° 00'W
PAMPA
DE LA
AGUADA GRANDE
TRES CERROS
4,750,000N
4,700,000N
4,650,000N
48°S
MINERAL PROPERTY KEY
1 Diamante 1
2 Diamante 2
3 CV 1
4 CV 2
5 CV 3
6 CV Norte
7 Pinguino Property
8 Condor Property
9 La Leona
10 Cerro Contreras
11 Nuevo Oro 1
12 Nuevo Oro 2

ARGENTINA
Rio Negro
MAP AREA
Santa Cruz

ARGENTEX
MINING CORPORATION

MINERAL PROPERTIES
Deseado Massif

Santa Cruz Province, Argentina

0 10 20 30 40 50

Scale: 1 : 1,000,000 Kilometers

WGS84 - UTM zone 19S

Geology base scanned from: "Mapa Geológico de la Provincia de Santa Cruz, República Argentina", Servicio Geológico Minero Argentino, Instituto Geología y Recursos Minerales, Dirección de Geología Regional 2002, J.L. Panza et al, escala 1:750,000.

April 2004

               We also own interests in 18 mineral properties located in the Rio Negro province of the Republic of Argentina as indicated on the following map:

69°00'W
41°S
MINERAL PROPERTY KEY
1 Catre 1
2 Catre 2
3 Mochas 3
4 Pilquin 1
5 Pilquin 2
6 Pilquin 3
7 Pilquin 4
8 Pilquin 5
9 Mochas 1
10 Mochas 2
11 Pilquin 6
12 Pilquin 7
13 Pilquin 8
14 Pilquin 9
15 Pilquin 10
16 Pilquin 11
17 Pilquin 12
18 Pilquin 13

ARGENTINA
Rio Negro
MAP AREA

WGS84 - UTM zone 19S

ARGENTEX
MINING CORPORATION

MINERAL PROPERTIES
Somuncura Massif
Rio Negro Province, Argentina

0 10 20 30 40 50
Scale: 1 : 1,000,000 Kilometers

Geology base scanned from:
'Mapa Geologico de la Provincia de Río Negro, República Argentina', Servicio Geologico, Minero Argentino; Geologos A Ardolino et al, 1994, Cartográfica, 1998, escala 1:1,000,000.

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

  Cateo . Before work in an area can commence, an exclusive exploration permit known as a “Cateo” must be obtained. Once an application is submitted all rights to any mineral discoveries on a Cateo by third parties belong to the applicant. A Cateo is measured in 500 hectare units and can range in size from a minimum of one unit (500 hectares) to a maximum of twenty units (10,000 hectares). The approval of a Cateo specifies the area and the term of the Cateo. The rights of the Cateo holder are subject to surface rights. During the term of a Cateo, periodic relinquishment of ground is made such that 300 days after approval one half of the area in excess of 4 units must be relinquished, and after 700 days, one half of the remaining area must be relinquished. A Cateo of one unit has duration of 150 days and for each additional unit, the duration is increased by 50 additional days for a maximum duration of three years.
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

               The Pinguino Property is described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Pinguino	406.876/03	Dyakowski	Cateo	10,000
Pinguino	414.409/CID/00	Dyakowski	MD	1,500
Pertinencias 1 to 30	Described by Gauss	Dyakowski	Pertinencias	180
	Kruger Coordinates

               Our rights to the Pinguino Property are subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski (the “Pinguino Royalty”). In order to exercise the option on the Pinguino Property, we are required to make option payments to Mr. Dyakowski totaling CAD$450,000 as follows:

  CAD$50,000 was paid on July 1, 2004;
  CAD$75,000 on or before July 1, 2005;
  CAD$100,000 on or before July 1, 2006;
  CAD$100,000 on or before July 1, 2007; and
  CAD$125,000 on or before July 1, 2008.

               We have the right to repurchase one half of the Pinguino Royalty for CAD$1,000,000 and all of the Pinguino Royalty for CAD$2,000,000. The Pinguino Option Agreement also provides for an “area of interest” such that, in the event that Mr. Dyakowski records any property claims within five (5) kilometers of the boundaries of the Pinguino Property, such claims will become subject to the Pinguino Option Agreement.

               While as at the date hereof we have sufficient funds to pay the option payment due on July 1, 2004 there is no guarantee that we will have sufficient funds to make such payment when it is due. In addition, we may not have the funds to make the option payments due beginning July 1, 2006. In the event that we do not have funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Pinguino Property does not merit further exploration, we will not make any further option payments. If we fail to make the option payments the Pinguino Option Agreement will terminate and we will lose our interest in the Pinguino Property.

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

               We have conducted an initial exploration program of due diligence which included continuous rock channel resampling on more than 20 of the previously excavated Mincorp trenches using a portable diamond-bladed rock saw. In addition, we carried out a detailed program of soil sampling in the immediate area of the existing trenches and extended outward into overburden covered terrain. Results of the rock channel sampling confirmed the tenure of anomalous silver and gold mineralization that the previous Mincorp database indicated. The detailed soil sampling confirmed the previously trenched areas as geochemically anomalous as well as indicated similar buried silver-gold mineralization elsewhere in the overburden covered areas that had not been discovered by Mincorp. A limited program of 3D IP geophysics was carried out on the Pinguino property, centered on the area of known mineralization.

               In February 2005, we commenced an initial 3,000-meter diamond drill program to test high priority targets primarily based upon trench results. A pattern of short drill holes were used in a number of sites to evaluate the possibility of plunging mineralized ore shoots related to structural processes. A comprehensive program of quality control and quality assurance was carried out with respect to the sampling and analytical procedures. The certified analytical laboratory providing analytical services is Acme Labs, headquartered in Vancouver, Canada. Results of this drill program are still pending. In addition, additional detailed soil sampling was carried out in specific areas of interest.

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

Regional Geology

               The Pinguino Property is located in the Patagonia region of southern Argentina in a physiographic province referred to as the Deseado Massif. This area is in part underlain by continental Jurassic felsic ignimbrites, megabreccias, pyroclastic flows, tuffs and volcanic flows. Local stratigraphy is comprised of Roca Blanca (Lower Jurassic), Bajo Pobre (Mid-Jurassic) and Chon Aike (Mid-Upper Jurassic).

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

The Santa Cruz Properties are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Diamante 1	407.929/03	Dyakowski	MD	2,900
Diamante 2	407.928/03	Dyakowski	MD	2,850
CV Norte	407.935/03	Bariloche (1)	Cateo	6,355
CV 1	407.931/03	Dyakowski	MD	3,000
CV2	407.930/03	Dyakowski	MD	3,000
CV 3	407.932/03	Dyakowski	MD	3,000

El Condor	406877/CID/03	Dyakowski	Cateo	10,000
Condor MD (2)	414.085	Dyakowski	MD	1,500
	Palacios/00
Condor Pertinencia 1 (3)	N/A	Dyakowski	Pertinencias	6
Condor Pertinencia 2 (3)	N/A	Dyakowski	Pertinencias	6
Condor Pertinencia 3 (3)	N/A	Dyakowski	Pertinencias	6
La Leona	407.220/03	Dyakowski	Cateo	6,800
Cerro Contreras	407.182/03	Dyakowski	Cateo	9,750
Nuevo Oro 1	407.933/03	Dyakowski	MD	2,900
Nuevo Oro 1	407.934/03	Dyakowski	MD	2,950

(1)	As bare trustee for SCRN Properties Ltd.
(2)	Contained within the area of the Condor Manifestacion de Descubrimiento and the El Condor Cateo.
(3)	Contained within the area of the El Condor Cateo.

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

               As consideration for the Dyakowski Property, we issued to Mr. Dyakowski a total of 833,333 shares of our common stock (the “Dyakowski Shares”), subject to the following escrow and return to treasury provisions:

  in the event that exploration activities on the Dyakowski Property, the Pinguino Property, and/or the SCRN Property (collectively, the “Properties”) are not commenced by April 30, 2004, all 833,333 of the Dyakowski Shares are to be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski. Work commenced prior to April 30, 2004 and Mr. Dyakowski received his 833,333 shares of common stock;
  upon our incurring exploration expenditures of at least $100,000 on the Properties, 166,666 of the Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the Dyakowski Property no longer has merit following such exploration expenditures, the remaining 666,667 Dyakowski Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski;
  upon our incurring cumulative exploration expenditures of at least $500,000 on the Properties, an additional 166,667 of the Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the Dyakowski Property no longer has merit following such exploration expenditures, the remaining 500,000 Dyakowski Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski; and
  upon our incurring exploration expenditures of at least $1,000,000 on the Properties, an additional 166,667 of the Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that further exploration activities are warranted for the Dyakowski Property or that the Dyakowski Property should be placed into commercial production, the remaining 333,333 Dyakowski Shares are to be released from escrow and delivered to Mr. Dyakowski, or in the event that our geologist determines that further activities are not warranted for the Dyakowski Property, the remaining 333,333 Dyakowski Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowsk

               The El Condor Cateo, Condor MD and the Condor Pertinencias 1, 2 and 3 claims, known as the “Condor Property”, were acquired by us pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004 between us and San Telmo Energy Ltd. (the “Condor Agreement”). As consideration for the Condor Property we paid to San Telmo Energy Ltd. the sum of CAD$10,000. The Condor Property is subject to a 2% net smelter returns royalty in favor of San Telmo. We have the right to repurchase one half of this royalty for CAD$1,000,000 and all of this royalty for CAD$2,000,000. San Telmo Energy Ltd. is an affiliate of Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

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

               The claims comprising our Santa Cruz Properties registered in the name of Mr. Dyakowski or Bariloche Mineria Ltd., a company registered to conduct business in the Republic of Argentina, and are being held on our behalf. Maintenance fees on these claims have been paid until April 30, 2005. Our management is currently taking steps to transfer registered title to the claims to us.

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

               We have conducted reconnaissance prospecting and limited soil sampling and geophysics on the El Condor property. Historical results showed indications of visible gold within a small area and the exploration program was directed to expand the area of potential mineralization through geochemical and geophysical means. The anomalous geochemistry was spotty and did not show a coherent pattern. Geophysics showed an extension of the resistive material to depth. No further work has been carried out on El Condor.

               A large part of the Santa Cruz properties were the focus of reconnaissance prospecting, conducted simultaneously with the drill program on the Pinguino property. Truck-based prospecting covered a number of properties and rock samples were collected in a number of prospective sites. Analytical results are pending.

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

Regional Geology

               Our Santa Cruz Properties are located in the Patagonia region of southern Argentina in a physiographic province referred to as the Deseado Massif. This area is in part underlain by continental Jurassic felsic ignimbrites, megabreccias, pyroclastic flows, tuffs and volcanic flows. Local stratigraphy is comprised of Roca Blanca (Lower Jurassic), Bajo Pobre (Mid-Jurassic) and Chon Aike (Mid-Upper Jurassic).

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

               The Rio Negro Properties are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Catre 1	28.020-M-2.003	Dyakowski (1)	MD	2,906
Catre 2	28.030-M-2.003	Dyakowski (1)	MD	2,940
Mochas 1	28.044-03	Bariloche (1)	Cateo	9,450
Mochas 2	28.044-03	Bariloche (1)	Cateo	9,959
Mochas 3	28.046-03	Bariloche (1)	Cateo	9,877
Pilquin 1	28.031-M-2003	Dyakowski	MD	1,475
Pilquin 2	28.032-03	Dyakowski (1)	MD	3,000
Pilguin 3	28.033-03	Dyakowski (1)	MD	3,000
Pilquin 4	28.034-03	Dyakowski (1)	MD	1,950
Pilquin 5	28.035-03	Dyakowski (1)	MD	1,950
Pilguin 6	28.036-03	Dyakowski (1)	MD	2,999
Piluqin 7	28.037-03	Dyakowski (1)	MD	2,880
Pilquin 8	28.038-03	Dyakowski (1)	MD	2,959
Pilquin 9	28.039-03	Dyakowski (1)	MD	2,999
Pilquin 10	28.040-03	Dyakowski (1)	MD	2,730
Pilquin 11	28.041-03	Dyakowski (1)	MD	1,840
Pilquin 12	28.042-M-2003	Dyakowski	MD	2,920
Pilquin 13	28.043-M-2003	Dyakowski	MD	2,965

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

               As consideration for the 100% interest in SCRN, we issued to Mr. Dyakowski a total of 833,333 shares of our common stock (the “SCRN Shares”), subject to the following escrow and return to treasury provisions:

  in the event that exploration activities on the Dyakowski Property, the Pinguino Property, and/or the SCRN Property (collectively, the “Properties”) are not commenced by April 30, 2004, all 833,333 of the SCRN Shares are to be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski. Work commenced prior to April 30, 2004 and Mr. Dyakowski received his 833,333 shares of common stock;
  upon our incurring exploration expenditures of at least $100,000 on the Properties, 166,666 of the SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the SCRN Property no longer has merit following such exploration expenditures, the remaining 666,667 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski. Exploration expenditures of at least $100,000 was made and the shares were issued to Mr. Dyakowski;
  upon our incurring cumulative exploration expenditures of at least $500,000 on the Properties, an additional 166,667 of the SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that the SCRN Property no longer has merit following such exploration expenditures, the remaining 500,000 SCRN Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski. Cumulative exploration expenditures of at least $500,000 was made and the shares were issued to Mr. Dyakowski; and
  upon our incurring exploration expenditures of at least $1,000,000 on the Properties, an additional 166,667 of the SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that further exploration activities are warranted for the SCRN Property or that the SCRN Property should be placed into commercial production, the remaining 333,333 SCRN Shares are to be released from escrow and delivered to Mr. Dyakowski, or in the event that our geologist determines that further activities are not warranted for the SCRN Property, the remaining 333,333 SCRN Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski.

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

               We have conducted a preliminary property examination of the Rio Negro properties, carrying out reconnaissance prospecting and sampling on a large part of the claim group. This was likely the first concerted ground-based exploration program on the properties and was largely truck-based prospecting because of the large distances involved. Significantly, a large area of hydrothermal alteration was discovered using this method and anomalous gold values were found in rock grab samples of vein material in place.

               Follow-up prospecting and mapping expanded the area of anomalous gold values to another distinct zone and an extensive system of epithermal quartz veins were mapped out. A program of detailed soil sampling was carried out over an area covering the know mineralization and extending into other areas of overburden cover. A number of anomalous zones were discovered but have yet to be followed up.

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

Employees

               As at January 31, 2005, we did not have any employees either part time or full time. Chris Dyakowski, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director devotes approximately 80% of his time to our operations and Ken Hicks, our Vice President (Exploration) and director devotes substantially all of his time to our operations. Both of these gentlemen provide their services to us under consulting and management agreements described under the heading “Executive Compensation”, below.

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

ITEM 2.                DESCRIPTION OF PROPERTY

               We have interests in the Pinguino Santa Cruz and Rio Negro Properties, each as described above. Our corporate and operational offices are located at Suite 2000, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2 where we lease office space under a month-to-month lease at a rental rate of $650 a month. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.                LEGAL PROCEEDINGS

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

PART II

ITEM 5.                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Our common stock is quoted on the OTC Bulletin Board under the symbol "AGXM".

               For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High($)	Low ($)

Fiscal 2004
First Quarter	0.02	0.01
Second Quarter	0.03	0.02
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.05

Fiscal 2005
First Quarter (1)	5.40	0.05
Second Quarter	2.04	1.16
Third Quarter	1.36	0.56
Fourth Quarter	0.75	0.46

Fiscal 2006
First Quarter (1)	0.74	0.40

(1)	Reflects a 3:1 reverse stock split
(2)	As of April 25, 2005.

DESCRIPTION OF SECURITIES

Common Stock

               We are authorized to issue up to 100,000,000 shares of common stock, par value $.001. As of April 25, 2005, there were 22,482,221 shares of common stock issued and outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available thereof. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

Preferred Stock

               We are authorized to issue up to 100,000,000 shares of Preferred Stock, par value $.001. As of April 25, 2005, there were 0 shares of preferred stock issued and outstanding.

Series A Convertible Preferred Stock

               In March and April, 2004 we closed on a financing through the issuance of 2,000 shares of non-voting Series A Convertible Preferred Stock at a price of $1,000 per share to a total of six investors in reliance upon the exemption provided by Regulation S for gross proceeds to us of $2,000,000. In April 2005, all shares of Series A Convertible Preferred Stock were converted into a total of 2,222,223 shares of common stock at a conversion price of $0.90 per share.

Options

               There are currently no options outstanding.

Warrants

               None.

Convertible Securities

               We issued a 10% convertible promissory note dated December 22, 2004 (the “Note”) in the amount of $500,000 to Chaudion Holdings Ltd. (the “Investor”). The Note became an effective instrument on January 7, 2005 when we received the funds pursuant to the Note.

               The Note bears interest at 10%, is payable on demand and is convertible into our common stock, at the Investor’s option, at $0.90 per share (the “Conversion Price”). In the event that we issue securities for a per share price or exercise price less than the Conversion Price, and the Note remains outstanding, then the Conversion Price shall be adjusted to equal the lower price. Further, if we cease to devote the majority of our resources to the exploration and development of our Argentinean mineral properties or fail to make the required payments with respect to our Pinguino property, then the conversion price shall become the lower of the Conversion Price or 75% of the average trailing five day bid price. We may prepay the Note at anytime. The full principal amount of the Note is due upon default under the terms of the Note.

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

Penny Stock Regulation.

               Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

  A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
  A description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
  A brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
  A toll-free telephone number for inquiries on disciplinary actions;
  Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

  Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

               Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

  The bid and offer quotations for the penny stock;
  The compensation of the broker-dealer and its salesperson in the transaction;
  The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
  Monthly account statements showing the market value of each penny stock held in the customer’s account.

               In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

               These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

               To obtain funding for its ongoing operations, Argentex Mining Corporation (the "Company") issued a 10% convertible promissory note dated December 22, 2004 (the "Note") in the amount of $500,000 to Chaudion Holdings Ltd. (the "Investor"). The Note became an effective instrument on January 7, 2005 when the Company received the funds pursuant to the Note.

               The Note bears interest at 10%, is payable on demand and is convertible into our common stock, at the Investor's option, at $0.90 per share (the "Conversion Price"). In the event that the Company is to issue securities for a per share price or exercise price less than the Conversion Price, and the Note remains outstanding, then the Conversion Price shall be adjusted to equal the lower price. Further, if the Company ceases to devote the majority of its resources to the exploration and development of its Argentinean mineral properties or fails to make the required payments with respect to its Pinguino property, then the conversion price shall become the lower of the Conversion Price or 75% of the average trailing five day bid price. The Company may prepay the Note at anytime. The full principal amount of the Note is due upon default under the terms of Notes.

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Argentex or executive officers of Argentex, and transfer was restricted by Argentex Mining Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

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

               Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until May 2005, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We are currently negotiating with potential investors to raise additional funds for our operations, however, no assurance can be given that we will be able to obtain funding on terms favorable to us, if at all. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operations

               Our business plan is to proceed with the exploration of our Argentinean mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals.

               Our plan is to complete a $375,000 drilling exploration program on our Pinguino Property with the goal of identifying drill targets for a subsequent drilling program. The drilling exploration program is proposed to include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

               We have also planned preliminary exploration programs, budgeted at approximately $10,000 per property, on each of our Santa Cruz and Rio Negro Properties. These preliminary exploration programs have the goal of determining whether subsequent exploration is warranted and would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, and ground-based geophysics.

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

Results of Operations – Fiscal Year ended January 31, 2005

               We did not earn any revenues during the fiscal year ended January 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

               We incurred operating expenses in the amount of $2,394,668 for the period from inception on December 21, 2001 to January 31, 2005. These operating expenses included: (a) payments of $675,607 in connection with exploration of various properties; (b) consulting fees of $161,448, (c) investor relations and communication fees of $1,169,340, (d) interest and bank changes of $3,020, (e) office related fees in the amount of $47,564; (f) rent in the amount of $7,954; (g) professional fees in the amount of $155,817 in connection with our corporate organization and registration process with the Securities and Exchange Commission; (h) transfer agent fees in the amount of $48,736; (i) travel in the amount of $39,963 and $85,219 for write-down of mineral claims.

               We incurred a loss in the amount of $2,394,668 for the period from inception on December 21, 2001 to January 31, 2005. For the fiscal year ended January 31, 2005 only, we incurred a loss of $2,293,257. Our loss for this fiscal year was attributable to operating expenses, professional fees, consulting fees and administrative expenses.

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

               At January 31, 2005 we had cash of $304,569 and a working capital deficit of $230,441.

               We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through May 2005. We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond May 2005, to make the future royalty payments required on our Pinguino Property and to conduct additional exploration programs on our Santa Cruz and Rio Negro Properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

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

Risk Factors

               Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

               Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

               Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We Have A History Of Losses Which May Continue, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

               We incurred net losses of $2,293,257 for the year ended January 31, 2005 and $31,390 for the year ended January 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable To Obtain Additional Funding Our Business Operations Will Be Harmed And If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

               We will require additional funds to sustain and expand our exploration and extensive testing activities. We anticipate that we will require up to approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration and testing plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern, Which May Hinder Our Ability To Obtain Future Financing.

               In their report dated May 6, 2005, our independent registered public accounting firm stated that our financial statements for the year ended January 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended January 31, 2005 and 2004 in the amounts of $2,293,257 and 31,390, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Because We Have Not Commenced Business Operations, We Face A High Risk Of Business Failure Due To Our Inability To Predict The Success Of Our Business.

               We are still in the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2001 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and obtaining a preliminary summary report on our mineral claims. We have not earned any revenues as of the date of this report.

If We Are Unable To Retain The Services Of Messrs. Dyakowski or Hicks, Or If We Are Unable To Successfully Recruit Qualified Personnel Having Experience In Mineral Exploration, We May Not Be Able To Continue Our Operations.

               Our success depends to a significant extent upon the continued service of Mr. Christopher Dyakowski, our President and Chief Executive Officer and Mr. Kenneth Hicks, our Vice President – Exploration.. Loss of the services of Messrs. Dyakowski or Hicks could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Dyakowski or Hicks. We currently have consulting agreements with Messrs. Dyakowski or Hicks, however, they expire in September 2005 and March 2006, respectively. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in mineral exploration. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Many Of Our Competitors Are Larger And Have Greater Financial And Other Resources Than We Do And Those Advantages Could Make It Difficult For Us To Compete With Them.

               The mineral exploration and mining industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

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

If We Fail To Remain Current On Our Reporting Requirements, We Could Be Removed From The OTC Bulletin Board Which Would Limit The Ability Of Broker-Dealers To Sell Our Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

               Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock Is Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

               The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person's account for transactions in penny stocks; and
  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and
  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

               Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Trends, Risks and Uncertainties

               We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

ITEM 7.                FINANCIAL STATEMENTS

ARGENTEX MINING CORPORATION
Index to Financial Statements

Page No.

Report of Independent Registered Public Accountants	F-1

Balance Sheets as of January 31, 2005 and 2004	F-2

Statements of Loss and Deficit for the two years ended January 31, 2005 and for the period from inception on December 21, 2001 to January 31, 2005	F-3

Statements of Cash Flows for the two years ended January 31, 2005 and for the period from inception on December 21, 2001 to January 31, 2005	F-4

Statements of Stockholders' Equity for the two years ended January 31, 2005 and for the period from inception on December 21, 2001 to January 31, 2005; and	F-5

Notes to Financial Statements	F-6 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Argentex Mining Corporation
(Formerly Delbrook Corporation)
(A development stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation. (formerly Delbrook Corporation) (a development stage company) as of January 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2005 and 2004 and for the cumulative period from inception, December 21, 2001 to January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2005 in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $2,394,668 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

May 6, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31	JANUARY 31
	2005	2004

ASSETS

Current
Cash	$304,569	$5,843
Prepaid expenses	35,891	-

	$340,460	$5,843

LIABILITIES

Current
Accounts payable	$63,072	$6,854
Accrued liabilities	7,829	3,000
Convertible promissory note (Note 5)	500,000	-

	570,901	9,854

SHAREHOLDERS’ DEFICIENCY

Preferred Stock, 100,000,000 shares authorized with a par value	-	-
of $0.001, (Issued: 2005 – Nil; 2004 – Nil)
Preferred Stock, Series A convertible, 2,000 shares authorized	2	-
with a par value of $0.001 (Issued: 2005 – 2,000; 2004 – Nil)
Common Stock, 100,000,000 shares authorized with a par value of	20,260	9,620
$0.001 (Issued: 2005 - 20,259,998; 2004 - 9,620,000
Additional Paid in Capital	2,143,965	87,780

	2,164,227	97,400

Deficit Accumulated During the Exploration Stage	(2,394,668)	(101,411)

	(230,441)	(4,011)

	$340,460	$5,843

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 21
	YEARS ENDED		2001 To
	JANUARY 31		JANUARY 31
	2005	2004	2005

Expenses
Exploration expenditures	$660,150	$-	$675,607
Write down of mineral claims	85,219	-	85,219
Consulting fees	154,648	4,800	161,448
Investor relations and communication	1,169,340	-	1,169,340
Interest and bank charges	2,894	126	3,020
Office and sundry	44,666	1,321	47,564
Rent	6,569	600	7,954
Professional fees	83,512	15,205	155,817
Transfer agent fees	46,296	1,005	48,736
Travel	39,963	-	39,963

Net Loss For The Year	$(2,293,257)	$(31,390)	$(2,394,668)

Net Loss Per Share, basic and diluted	$(0.13)	$(0.01)

Weighted Average Number of Shares
Outstanding	17,347,903	9,620,000

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 21,
			2001 TO
	YEARS ENDED		JANUARY 31,
	JANUARY 31,
	2005	2004	2005
	$	$	$

Cash Flows From Operating Activities
Net loss for the year	$(2,293,257)	$(31,390)	$(2,394,668)
Items not involving cash:
Write down of mineral claims	85,219	-	85,219
Shares issued in payment of bonus	2,660	-	2,660

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expenses	(35,891)	-	(35,891)
Change in accounts payable and accrued liabilities	61,047	8,931	70,901
	(2,180,222)	(22,459)	(2,271,779)

Cash Flows From Financing Activities
Issuance of convertible promissory note	500,000	-	500,000
Issuance of share capital	1,997,500	-	2,094,900
	2,497,500	-	2,594,900

Cash Flows From Investing Activity
Acquisition of mineral claims	(18,552)	-	(18,552)

Increase (Decrease) In Cash	298,726	(22,459)	304,569

Cash, Beginning Of Year	5,843	28,302	-

Cash, End Of Year	$304,569	$5,843	$304,569

SCHEDULE OF NON-CASH ACTIVITIES
Acquisition of Mineral Properties	$66,667	$-	$66,667
Consulting Services	$2,660	$-	$2,660

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

JANUARY 31, 2005
(Stated in U.S. Dollars)

	NUMBER OF					DEFICIT
	PREFERRED					ACCUMULATED
	SHARES –		NUMBER OF		ADDITIONAL	DURING THE
	SERIES A	PAR	COMMON	PAR	PAID IN CAPITAL	EXPLORATION
	CONVERTIBLE	VALUE	SHARES	VALUE		STAGE	TOTAL

Shares issued for cash at $0.001	-	$-	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.02	-	-	4,620,000	4,620	87,780	-	92,400
Net loss for the period	-	-	-	-	-	(11,327)	(11,327)

Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	(11,327)	86,073
Net loss for the year	-	-	-	-	-	(58,694)	(58,694)

Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	(70,021)	27,379
Net loss for the year	-	-	-	-	-	(31,390)	(31,390)

Balance, January 31, 2004	-	-	9,620,000	9,620	87,780	(101,411)	(4,011)

Shares issued for cash at $0.001	2,000	2	-	-	1,997,498	-	1,997,500
Shares returned to treasury	-	-	(4,600,000)	(4,600)	4,600	-	-
Shares issued to acquire a wholly owned	-	-	833,333	833	32,500	-	33,333
corporation
Shares issued to acquire a mineral property	-	-	833,333	834	32,500	-	33,334
Shares issued for stock dividend	-	-	13,373,332	13,373	(13,373)	-	-
Shares issued for a consulting agreement	-	-	200,000	200	2,460	-	2,660
Net loss for the year	-	-	-	-	-	(2,293,257)	(2,293,257)

Balance, January 21, 2005	2,000	$2	20,259,998	$20,260	$2,143,965	$(2,394,668)	$(230,441)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

1.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company’s name was changed to Argentex Mining Corporation on March 15, 2004.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties in Argentina. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,394,668 for the period from December 21, 2001 (inception) to January 31, 2005, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company, its wholly owned United States subsidiary, SCRN Properties Ltd., and its wholly-owned Canadian subsidiary, Delbrook Mining Corp. All inter-company transactions have been eliminated.

	b)	Mineral Claim Payments and Exploration Expenditures

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2005, the Company recorded impairments of $85,219 of its mineral properties. There were no mineral property impairments in 2004 .

	c)	Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ materially from those reported.

	d)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:
		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses arising on translation are included in income (loss) for the year.

	e)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	f)	Earnings Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

At January 31, 2005, 1,333,334 common shares were held subject to an Escrow Agreement, to be released from escrow subject to the following conditions: release of 333,334 shares on the Company incurring additional exploration expenditures on the Dyakowski Properties of at least $400,000; release on additional 333,334 shares on expending additional $500,000 and release of the remaining 666,666 shares on the Company’s geologist recommending further exploration. At any time in the event the Company’s geologist determines the Property no longer has merit all shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be transferred to the Company. The 1,333,334 common shares held subject to the Escrow Agreement have been excluded from the calculation of basic earnings per share. At January 31, 2005 potential common shares of 555,555 (2004 – Nil) related to the convertible promissory note and 1,333,334 relating to the Escrow Agreement, referred to above, were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Joint Venture

The Company’s 75% interest in a joint venture is accounted for by proportionate consolidation.

	h)	Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share- based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Recent Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non- monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively.

3.	ACQUISITION OF SUBSIDIARY

On February 24, 2004, the company purchased 100% of the outstanding stock of SCRN Properties Ltd. (“SCRN”). The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations for SCRN have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of acquiring certain mineral properties owned by SCRN.

The aggregate acquisition price was $33,333, which was paid by issuance of 833,333 of the Company’s common stock. The value of the transaction was determined by management with reference to the share price of the Company. There was no trading in the Company’s shares for 10 days before and 10 days after the terms of the acquisition agreement were negotiated and publicly announced.

The sole asset of SCRN was the mineral properties referred to above and the Company had no liabilities. See Note 4(c)(ii) for additional information regarding the property and the terms of the acquisition.

4.	MINERAL PROPERTY INTEREST

	a)	Cinema Claims

By an agreement dated December 28, 2001, as amended, the Company acquired a 75% interest in the Cinema Claims located in British Columbia, Canada, for cash consideration of $2,300. Concurrently with the execution of this agreement, the Company entered into a joint venture agreement with the vendor of the property. The joint venture agreement required the Company to expend an initial $13,000 on the property by April 15, 2003 with all further expenditures split 75% for the Company and 25% for their joint venture partner.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

	a)	Cinema Claims (continued)

The Company has elected not to continue in the joint venture with the vendor of the property and, as at December 31, 2003, no longer has an interest in the mineral claims.

	b)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The agreement requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before July 1, 2005; CAD$100,000 on or before July 1, 2006; CAD$100,000 on or before July 1, 2007; and CAD$125,000 on or before July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

The Agreement also provides for an “area of interest” such that, in the event that the option or records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

	c)	Dyakowski Property

(i)
Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and a director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company. The shares have been issued and are subject to an Escrow Agreement whereby the shares will be released to the Vendor or returned to treasury as follows: the Company incurring exploration expenditures of at least $100,000 – release of 166,666 common shares; additional expenditures of at least $400,000 – release of an additional 166,667 common shares; additional expenditures of at least $500,000 – release of an additional 166,667 common shares; Company’s geologist recommends further exploration – release of the remaining 333,333 common shares. At the time of each release to the Vendor, if the Company’s geologist determines the Property no longer has merit all common shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be transferred to the Company

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

	c)	Dyakowski Property (continued)

(ii)
In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and a director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company. The shares have been issued and are subject to an Escrow Agreement identical to the terms of the escrow agreement related to the Mineral Property Acquisition Agreement for the “Dyakowski Property”, disclosed immediately above.

The Dyakowski Property and the SCRN Property total 128,964 acres.

The Mineral Property Acquisition Agreement and the Share Purchase agreement also provide for an “area of interest” such that, in the event that the Vendor records any property claims within five (5) kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

	d)	Condor Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totalling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property the Company paid to the vendor CAD$10,000. The Company has the right to repurchase either one-half of the royalty for CAD$1,000,000 or all of the royalty for CAD$2,000,000.

	e)	Storm Cat Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totalling 32,766 acres. As consideration for the Storm Cat Property the Company paid to the vendor the CAD$10,000.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

5.	CONVERTIBLE PROMISSORY NOTE

The Convertible Promissory Note bears interest at 10%, is payable on demand and is convertible into common shares, at the note holder’s option, at a conversion price of $0.90 per share (“Conversion Price”) or lesser adjusted amount determined as follows:

	a)	If the Company issues securities for a per share or conversion or exercise price which is less than the Conversion Price, then the Conversion Price shall be reduced to that lower price, or

b)
If the Company ceases to devote the majority of its resources to the exploration and development of its Argentinean mineral properties or fails to make the required payments with respect to its Pinguino property, then the conversion price shall become the lower of the Conversion Price or 75% of the average trailing five day bid price of the Company’s common stock on the Over-The-Counter Bulletin Board.

The Company may repay the Note at anytime. The full principal amount of the note is due upon default under the terms of the note.

6.	SHARE CAPITAL

a)
The Company issued 2,000 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share is convertible, at any time by the holder into common shares of the Company at a Conversion Price of $0.90 per share, subject to downward adjustment If:

(i)
the Company issues securities during the seven hundred and thirty calendar days following the issuance of the 2,000 Series A convertible preferred shares for a per share or conversion or exercise price which is less than the Conversion Price, then the Conversion Price shall be reduced to that lower price, or

(ii)
If the Company ceases to devote the majority of its resources to the exploration and development of its Argentinean mineral properties or fails to make the required payments with respect to its Argentina mineral properties, then the conversion price shall become the lower of the Conversion Price or 75% of the average trailing five day bid price of the Company’s common stock on the Over-The-Counter Bulletin Board less a 25% discount.

b)
In connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company’s treasury for cancellation, for no consideration, prior to the stock dividend issued March 17, 2004.

c)
Pursuant to a Mineral Property Option Agreement and a Share Purchase Agreement, both dated February 24, 2004, between the Company and a future officer and director, the Company issued 1,666,666 common shares to this officer and director, subject to certain escrow and return to treasury provisions (see Note 4c for details of the escrow and return to treasury provisions).

	d)	The Company issued a stock dividend of two common shares for every one common share issued and outstanding as of March 15, 2004.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

a)
During the year the Company acquired certain mineral property interests from an individual who subsequently became an officer and a director of the Company and from companies which were controlled by that individual. Those mineral properties and the terms of the agreements are disclosed fully in Notes 3 and 4 b), c), d) and e).

b)
Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,100 per month. During the year the Company paid consulting fees of $42,642 (2003: Nil) relating to this management agreement.

c)
Effective February 11, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,900 per month. In addition, the agreement provided for a bonus of $35,000 and issuance of 200,000 common shares upon commencement of exploration on the Company’s Argentine properties. During the period, the company paid consulting fees of $101,979 (2003: Nil), consisting of cash payments of $99,319 (including the $35,000 bonus and issue of 200,000 shares at a value of $2,660) relating to this management agreement.

8.	SEGMENT INFORMATION

As at January 31, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	2005			2004

	Identifiable			Identifiable
	Assets	Revenues	Net Loss	Assets	Revenues	Net Loss

Canada -	$340,460	$-	$(1,547,888)	$5,843	$-	$(31,390)
Corporate
Argentina –	-	-	(745,369)	-	-	-
Mineral
Properties

	$340,460	$-	$(2,293,257)	$5,843	$-	$(31,390)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated in U.S. Dollars)

9.	INCOME TAX Tax effects of temporary differences that give rise to deferred tax assets at January 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carry forwards	$814,000	$34,500
Valuation Allowance	(814,000)	(34,500)
Net future tax asset	–	–

At January 31, 2005, the Company had losses carried forward totaling $2,394,700 available to reduce future years’ income tax for income tax purposes which expire in various years to 2024.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2004 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

		2005	2004
	Computed “expected” tax benefit	$779,000	$10,700
	Change in Valuation Allowance	(779,000)	(10,700)
	Income tax provision	$–	$–

10.

COMMITMENT

The Company has entered into an agreement with a drilling contractor to provide diamond core drilling services. Pursuant to the agreement, the contractor will drill 3,000 linear meters in approximately 15 holes on the land owned by the Company at the Pinguino Project, located in the Santa Cruz Province, Argentina. An advance of $90,000, which was paid subsequent to the company’s year end, was required prior to the commencement of the drilling. The direct drilling costs of the agreement are estimated to be approximately $300,000.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

ITEM 8A.              CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures: As of January 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

               Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B.              OTHER INFORMATION

               None.

PART III

ITEM 9.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

               Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name and Address	Age	Position Held
Chris Dyakowski	53	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ken Hicks	45	Vice President (Exploration) and Director

               Chris Dyakowski became our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director in March 2004. He graduated from the University of British Columbia in 1975 with a Bachelor of Science in Geology. For approximately 25 years he has served in a number of capacities including president, director, CFO of some 17 junior mining companies. During his career he has located and secured mining properties in British Columbia, Quebec the United States, Argentina and Bolivia for the companies which he held office and also for other clients. Mr. Dyakowski has since November 1996, served as Director and CFO of San Telmo Energy Ltd., an oil and gas exploration and development company based in Calgary, Alberta which is listed on the TSX Venture Exchange and the over-the-counter Bulletin Board. Since May 2000, he has also been president and director of Storm Cat Energy Corp., a company engaged in developing coal bed methane and which is also listed on the TSX Venture Exchange. Mr. Dyakowski is a registered member of the British Columbia Association of Professional Engineers and Geoscientists and the BC and Yukon Chamber of Mines.

               Ken Hicks became Vice President and a Director in February 2004. He is a graduate of the University of British Columbia, holding a B.Sc. (Honours) Geology Degree. Since graduating in 1982, Mr. Hicks has practiced his profession as a geologist throughout North and South America for major mining companies such as Falconbridge Limited, mid Tier Cu-Au producers such as Imperial Metals Corporation as well as junior exploration companies. Since 1996 Mr. Hicks has undertaken extensive work in South America, specifically Argentina in which has consulted for a number of junior companies throughout Argentina. Mr. Hicks is a registered member of the British Columbia Association of Professional Engineers and Geoscientists, as well as the Society of Economic Geologists and the BC and Yukon Chamber of Mines. He is a councillor of the Cordilleran Section of the Geological Association of Canada.

Limitation of Liability of Directors

               Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

               Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

               No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

               No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

               No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

               Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Argentex Mining Corporation executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Argentex Mining Corporation with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2005, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

               We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Nominating Committee

               We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Ethics

               We have adopted a written code of ethics that governs all of our officers, directors, employees and contractors. The code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

Compensation Committee

               We currently do not have a compensation committee of the board of directors. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10.                EXECUTIVE COMPENSATION

Termination of Employment

               There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Executive Compensation

               The following table sets forth the cash compensation of the Company’s newly elected executive officers and directors during of the years 2005, 2004 and 2003. The remuneration described in the table represents compensation received from Argentex Mining Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation.

Summary Compensation Table

						Long Term
	Annual Compensation					Compensation
				Other Annual
Name and Principal				Compensation	Restricted
Position	Year	Salary	Bonus	(Consulting)	Stock	Options	Others
Chris Dyakowksi	2005	0	0	CAD$60,000	0	0	0
President, CEO	2004	0	0	0	0	0	0
	2003	0	0	0	0	0	0

Peter Schulhof	2005	0	0	0	0	0	0
Former President and CEO	2004	0	0	0	0	0	0
	2003	0	0	0	0	0	0

We do not have any employment agreements. We have entered into the following Consulting and Management Agreements:

  pursuant to the terms of a Management Agreement dated February 25, 2005 we have appointed Mr. Dyakowski as our President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director for a term of six months. We have agreed to pay to Mr. Dyakowski CAD$5,000 per month. Mr. Dyakowski is required to devote not less than 80% of his time to our business.
  pursuant to the terms of a Consulting Agreement dated February 12, 2005 we have appointed Mr. Ken Hicks as our Vice President (Exploration) and as a director for a term of one year. We have agreed to pay to Mr. Hicks CAD$9,000 per month. Mr. Hicks is required to devote substantially all of his time to our business.

Option/SAR Grants in Last Fiscal Year

               During the fiscal year ended January 31, 2005, no stock or stock options were granted.

Stock Option Plans

               None.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on April 25, 2005 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 22,482,221 shares of common stock outstanding.

               Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Holder (1)	Number	Percent
	of Shares	Of Class
Chris Dyakowski
CEO, President, CFO, Secretary and Chairman	4,999,998	22.24%

Ken Hicks
Vice President (Exploration) and Director	0	0

All Directors & Officers (5 persons) as a Group	4,999,998	22.24%

* Less than 1%.

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               On March 4, 2004, we closed on five separate agreements pursuant to which we acquired interests in certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina from Mr. Dyakowski and his affiliates. The specific agreements were as follows:

Pinguino Option Agreement

  Pursuant to the terms of a Mineral Property Option Agreement dated February 24, 2004, between us and Mr. Dyakowski (the “Pinguino Option Agreement”), we acquired from Mr. Dyakowski an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Pinguino Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski (the “Pinguino Royalty”). In order to exercise the option on the Pinguino Property, we are required to make option payments to Mr. Dyakowski totaling CAD$450,000 as follows:
  CAD$50,000 was paid on July 1, 2004;
  CAD$75,000 on or before July 1, 2005;
  CAD$100,000 on or before July 1, 2006;

  CAD$100,000 on or before July 1, 2007; and
  CAD$125,000 on or before July 1, 2008.

               We have the right to repurchase on half of the Pinguino Royalty for CAD$1,000,000 and all of the Pinguino Royalty for CAD$2,000,000. The Pinguino Option Agreement also provides for an “area of interest” such that, in the event that Dyakowski records any property claims within five (5) kilometers of the boundaries of the Pinguino Property, such claims will become subject to the Pinguino Property Agreement.

Dyakowski and SCRN Agreements

•
Pursuant to the terms of a Mineral Property Acquisition Agreement dated February 24, 2004, between us and Mr. Dyakowski (the “Dyakowski Acquisition Agreement”), we acquired from Dyakowski certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Dyakowski Property”. In addition, pursuant to the terms of a Share Purchase Agreement dated February 24, 2004, between us and Mr. Dyakowski (the “SCRN Share Purchase Agreement”), the Registrant acquired from Mr. Dyakowski a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation the sole assets of which consist of certain mineral claims located in the Rio Negro Province of the Republic of Argentina and known as the “SCRN Property”.. These properties are discussed under the heading “Description of Business”, above. As consideration for the Dyakowski Property and the 100% interest in SCRN, we issued to Mr. Dyakowski a total of 1,666,666 shares of our common stock (the “Shares”), subject to the following escrow and return to treasury provisions:

•
in the event that exploration activities on the Dyakowski Property, the Pinguino Property, and/or the SCRN Property (collectively, the “Properties”) are not commenced by April 30, 2004, all 1,666,666 of the shares are to be returned to our treasury and title to the Properties shall be transferred to Mr. Dyakowski;

•
upon our incurring exploration expenditures of at least $100,000 on each of the Properties, 333,332 of the Shares are to be released from escrow and delivered to Mr. Dyakowski and, in the event that our geologist determines that (i) the Dyakowski Property no longer has merit following such exploration expenditures, 666,667 Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski and/or (ii) the SCRN Property no longer has merit following such exploration expenditures, 666,667 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski;

•
upon our incurring exploration expenditures of at least $500,000 on each of the Properties, an additional 333,334 of the Shares are to be released from escrow and delivered to Dyakowski and, in the event that our geologist determines that (i) the Dyakowski Property no longer has merit following such exploration expenditures, 500,000 Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski and/or (ii) the SCRN Property no longer has merit following such exploration expenditures, 500,000 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski; and

	•	upon our incurring exploration expenditures of at least $1,000,000 on each of the Properties, an additional 333,334 of the Shares are to be released from escrow and delivered to Mr. Dyakowski and

•
in the event that our geologist determines that further exploration activities are warranted for the Dyakowski Property or that the Dyakowski Property should be placed into commercial production, an additional 333,333 Shares are to be released from escrow and delivered to Mr. Dyakowski, or

•
in the event that our geologist determines that further activities are not warranted for the Dyakowski Property, 333,333 Shares shall be returned to our treasury and title to the Dyakowski Property shall be transferred to Mr. Dyakowski, and

•
in the event that our geologist determines that further exploration activities are warranted for the SCRN Property or that the SCRN Property should be placed into commercial production, an additional 333,333 Shares are to be released from escrow and delivered to Mr. Dyakowski, or

•
in the event that our geologist determines that further activities are not warranted for the SCRN Property, 333,333 Shares shall be returned to our treasury and title to the SCRN Property shall be transferred to Mr. Dyakowski.

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

San Telmo Agreement

  Pursuant to the terms of a Mineral Property Acquisition Agreement dated February 20, 2004, between us and San Telmo Energy Ltd., an affiliate of Mr. Dyakowski, we acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina and known as the “Condor Property”, subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski (the “San Telmo Royalty”). The Condor Property is discussed under the heading “Description of Business”, above. As consideration for the Condor Property we paid to San Telmo Energy Ltd. the sum of CAD$10,000. We have the right to repurchase half of the San Telmo Royalty for CAD$1,000,000 and all of the San Telmo Royalty for CAD$2,000,000.

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

  We have no policy regarding entering into transactions with affiliated parties.

PART IV

ITEM 13.                EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.

3.2	Articles of Merger

3.3	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.

3.4
Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

4.1
10% Convertible Promissory Note, dated December 22, 2004, issued to Chaudion Holdings Ltd., filed as an exhibit to the current report on Form 8-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

10.1
Mineral Property Option Agreement dated February 24, 2004 between the Registrant and Chris Dyakowski, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 4, 2004 and incorporated herein by reference.

10.2
Mineral Property Acquisition Agreement dated February 24, 2004 between the Registrant and Chris Dyakowski, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 4, 2004 and incorporated herein by reference.

10.3
Share Purchase Agreement dated February 24, 2004 between the Registrant and Chris Dyakowski, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 4, 2004 and incorporated herein by reference.

10.4
Mineral Property Acquisition Agreement dated February 24, 2004 between the Registrant and San Telmo Energy Ltd., filed as an exhibit to the current report on Form 8-K filed with the Commission on March 4, 2004 and incorporated herein by reference.

10.5
Mineral Property Acquisition Agreement dated February 24, 2004 between the Registrant and Storm Cat Energy Corp., filed as an exhibit to the current report on Form 8-K filed with the Commission on March 4, 2004 and incorporated herein by reference.

10.6	Consulting Agreement dated February 12, 2005 between the Registrant and Kenneth Hicks.

10.7	Consulting Agreement dated February 25, 2005 between the Registrant and Chris Dyakowski.

10.8
Diamond Core Drilling (Surface) Agreement, dated as of January 18, 2005, by and between the Registrant and Connors Argentina S.A., filed as an exhibit to the current report on Form 8-K, filed with the Commission on January 24, 2005 and incorporated herein by refefence.

14.1
Code of Ethics and Business Conduct of Officers, Directors and Employees, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

               The aggregate fees billed for professional services rendered by Morgan & Company for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $18,000 and $2,600 respectively.

Audit-Related Fees

               None.

Tax Fees

               None.

All Other Fees

               None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

               The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ARGENTEX MINING CORPORATION

Dated: May 13, 2005	By: /s/ CHRIS DYAKOWSKI
Chris Dyakowski
Chief Executive Officer (Principal Executive Officer), President and
Chief Financial Officer (Principal Financial Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRIS DYAKOWSKI	CEO, President, CFO, Secretary and Director	May 13, 2005
Chris Dyakowski

/s/ KEN HICKS	Vice President (Exploration) and Director	May 13, 2005
Ken Hicks