Form 10QSB
period 2005-04-30
ARGENTEX MINING CORP
filed 2005-06-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period Ended April 30, 2005

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

(604) 601-8336
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 22,482,221 shares issued and outstanding as of June 1, 2005.

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30	JANUARY 31
	2005	2005
	(unaudited)	(audited)

ASSETS

Current
Cash	$62,442	$304,569
Prepaid expenses	-	35,891

	$62,442	$340,460

LIABILITIES

Current
Accounts payable	$30,752	$63,072
Accrued liabilities	38,814	7,829
Convertible promissory note (Note 5)	500,000	500,000

	569,566	570,901

SHAREHOLDERS’ DEFICIENCY

Preferred Stock, 100,000,000 shares authorized with a par value	-	-
of $0.001, (Issued: April 30, 2005 – Nil; January 31, 2004 – Nil)
Preferred Stock, Series A convertible, 2,000 shares authorized	-	2
with a par value of $0.001 (Issued:April 30,2005 – Nil; January
31, 2005 – 2,000 )
Common Stock, 100,000,000 shares authorized with a par value of	22,482	20,260
$ 0.001 (Issued: April 30, 2005 – 22,482,221; January 31, 2005
- 20,259,998 )
Additional Paid in Capital	2,141,745	2,143,965

	2,164,227	2,164,227

Deficit Accumulated During the Exploration Stage	(2,671,351)	(2,394,668)

	(507,124)	(230,441)

	$62,442	$340,460

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 21
	THREE MONTHS ENDED		2001TO
	APRIL 30		APRIL 30
	2005	2004	2005

Expenses
Exploration expenditures	$169,321	$120,625	$844,928
Write down of mineral claims	-	48,390	85,219
Consulting fees	41,253	21,536	202,701
Investor relations and communication	15,962	850,957	1,185,302
Interest and bank charges	16,918	933	19,938
Office and sundry	9,867	9,523	57,431
Rent	1,687	1,683	9,641
Professional fees	21,002	19,417	176,819
Transfer agent fees	250	13,383	48,986
Travel	423	-	40,386

Net Loss For The Period	(276,683)	(1,086,447)	(2,671,351)

Deficit Accumulated During The Exploration
Stage, Beginning Of Period	(2,394,668)	(101,411)

Deficit Accumulated During The Exploration
Stage, End Of Period	$(2,671,351)	$(1,187,858)

Net Loss Per Share	($ 0.02)	($0.08)

Weighted Average Number Of Shares
Outstanding	(20,985,000)	13,639,703

(Diluted loss per share has not been presented, as the result is anti-dilutive)

ARGENTEX MINING CORPORATION
(Formerly Delbrook Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			DECEMBER 21
	THREE MONTHS ENDED		2001 TO
	APRIL 30		APRIL 30
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(276,683)	(1,086,447)	$(2,671,351)
Items not involving cash:
Write down of mineral claims	-	-	85,219
Shares issued in payment of bonus	-	-	2,660

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expenses	35,891	(169,473)	-
Change in accounts payable and accrued liabilities	(1,335)	16,115	69,566
	(242,127)	(1,239,805)	(2,513,906)

Cash Flows From Financing Activities
Issuance of convertible promissory note	-	-	500,000
Issuance of share capital	-	2,064,167	2,094,900
	-	2,064,167	2,594,900

Cash Flows From Investing Activity
Acquisition of mineral claims	-	-	(18,552)

Increase (Decrease) In Cash	(242,127)	824,362	62,442

Cash, Beginning Of Period	304,569	5,843	-

Cash, End Of Period	$62,442	830,205	$62,442

SCHEDULE OF NON-CASH ACTIVITIES
Acquisition of Mineral Properties	$-	-	$66,667
Consulting Services	$-	-	$2,660
Increase in share capital on conversion of	$2,220	-	$2,220
Series “A” convertible preferred shares to
Common Shares

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL, 2005 and 2004
(Unaudited)
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,671,351 for the period from December 21, 2001 (inception) to April 30, 2005, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

APRIL, 2005 and 2004
(Unaudited)
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

b)	Mineral Claim Payments and Exploration Expenditures

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2005, the Company recorded impairments of $85,219 of its mineral properties. There were no mineral property impairments in the current period (2004 - $48,390).

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

APRIL, 2005 and 2004
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

g)	Earnings Per Share

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

At April 30, 2005, 1,333,334 common shares were held subject to an Escrow Agreement, to be released from escrow subject to the following conditions: release of 333,334 shares on the Company incurring additional exploration expenditures on the Dyakowski Properties of at least $400,000; release on additional 333,334 shares on expending additional $500,000 and release of the remaining 666,666 shares on the Company’s geologist recommending further exploration. At any time in the event the Company’s geologist determines the Property no longer has merit all shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be returned to the Vendor. The 1,333,334 common shares held subject to the Escrow Agreement have been excluded from the calculation of basic earnings per share.

At April 30, 2005 potential common shares of 555,555 (2004 – Nil) related to the convertible promissory note and 1,333,334 relating to the Escrow Agreement, referred to above, were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL, 2005 and 2004
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Recent Accounting Pronouncements

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

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL, 2005 and 2004
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)
Recent Accounting Pronouncements (continued) date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share- based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

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

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL, 2005 and 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	ACQUISITION OF SUBSIDIARY (continued)

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

APRIL, 2005 and 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)

c)	Dyakowski Property (continued)

(i)
an Escrow Agreement whereby the shares will be released to the Vendor or returned to treasury as follows: the Company incurring exploration expenditures of at least $100,000 – release of 166,666 common shares; additional expenditures of at least $400,000 – release of an additional 166,667 common shares; additional expenditures of at least $500,000 – release of an additional 166,667 common shares; Company’s geologist recommends further exploration – release of the remaining 333,333 common shares. At the time of each release to the Vendor, if the Company’s geologist determines the Property no longer has merit all common shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be returned to the Vendor.

(ii)
In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and a director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company. The shares have been issued and are subject to an Escrow Agreement identical to the terms of the escrow agreement related to the Mineral Property Acquisition Agreement for the “Dyakowski Property”, disclosed immediately above

The Dyakowski Property and the SCRN Property total 128,964 acres.

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

APRIL, 2005 and 2004
(Unaudited)
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

During the period, holders of 2,000 share of Series “A” convertible preferred stock exercised their conversion right and converted those shares into 2,222,223 common shares.

7.	RELATED PARTY TRANSACTIONS

a)	During the previous fiscal year the Company acquired certain mineral property interests from an individual who subsequently became an officer and a director of the Company and from companies which were controlled by that individual. Those mineral properties and the terms of the agreements are disclosed fully in Notes 3 and 4 b), c), d) and e).

b)	Effective March 1, 2005, the Company entered into a management agreement with a director and officer for a period of six months at $4,100 per month. During the period the Company paid consulting fees of $12,190 (2004: $7,520) relating to this management agreement.

c)	Effective February 1, 2005, the Company entered into a management agreement with a director and officer for a period of one year at $7,250 per month. During the period, the company paid consulting fees of $19,523 (2003: $8,842).

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL, 2005 and 2004
(Unaudited)
(Stated in U.S. Dollars)

8.	SEGMENT INFORMATION

As at April 30, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

		2005			2004

	Identifiable			Identifiable
	Assets	Revenues	Net Loss	Assets	Revenues	Net Loss

Canada -	$62,442	$-	$(107,362)	$999,678	$-	$(917,432)
Corporate
Argentina	-	-	(169,321)	-	-	(169,015)
– Mineral
Properties

	$62,422	$-	$(276,683)	$5,843	$-	$(1,086,447)

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

Results of Operations – Three Months Ended April 30, 2005

We did not earn any revenues during the three months ended April 30, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $396,047 for the three and nine months ended April 30, 2005, respectively. These operating expenses included: (a) payments of $169,321 exploration of properties; (b) investor relations expenses in the amount of $15,962; (c) interest and bank charges of $16,918 (d)office related expenses in the amount of $9,867; (e) rent in the amount of $1,687; (f) professional fees in the amount of $21,002; (g) transfer agent and filing fees in the amount of $250; (h) consulting fees in the amount of $41,253 and (i) travel expenses of $423.

We incurred a loss in the amount of $276,683 for the three months ended April 30, 2005.

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

At April 30, 2005 we had cash of $62,442 and a working capital deficiency of $507,124.

We commenced a 3000 meter drill program on the Pinguino Property in Santa Cruz province, Argentina during February 2005. The focus of the drill program was to test the subsurface below anomalous trench results obtained on surface. In addition, additional preliminary prospecting and rock sampling exploration was carried out on a number of claims held by the company in the Deseado Massif area of Santa Cruz province. We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through July 30, 2005 and to complete our drilling exploration program on the Pinguino Property and our preliminary exploration program on our Santa Cruz Properties.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order to complete our drilling exploration program on the Pinguino Property and our preliminary exploration program on our Santa Cruz and Rio Negro Properties. We will also need to obtain additional funds in order to fund our general and administrative expenses beyond July 2005, to make the future royalty payments required on our Pinguino Property and to conduct additional exploration programs on our Santa Cruz and Rio Negro Properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing. None of our properties has commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of April 30, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     On May 20, 2005, Chris Dyakowski tendered his resignation as our President and a member of the Board of Directors, effective June 1. The Board of Directors elected Kenneth Hicks, our Vice President of Exploration, as President, effective June 1. In addition, the Board appointed Dr. Colin I. Godwin to the Board, effective June 1, to fill the vacancy created by the departure of Mr. Dyakowski.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2005.

ARGENTEX MINING CORPORATION

By: /s/ KENNETH HICKS
Kenneth Hicks,

President (Principal Executive Officer),
Principal Financial Officer and Principal
Accounting Officer