Form 10QSB
period 2005-07-31
ARGENTEX MINING CORP
filed 2005-09-14
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number  000-49995

Argentex Mining Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	71-0867623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia Canada V6E 3X2
(Address of principal executive offices)

604.601.8336
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

23,148,888 common shares issued and outstanding as at September 12, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

(Stated in U.S. Dollars)

	JULY 31	JANUARY 31
	2005	2005
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$21,401	$304,569
Accounts receivable	86	-
Prepaid expenses	286	35,891
	21,773	340,460
Computer Equipment	1,370	-

	$23,143	$340,460

LIABILITIES

Current
Accounts payable	$45,817	$63,072
Accrued liabilities	62,835	7,829
Convertible promissory note (Note 5)	500,000	500,000
Promissory note (Note 6)	100,000	-
	708,652	570,901
SHAREHOLDERS’ DEFICIENCY
Preferred Stock, 100,000,000 shares authorized with a par value of $0.001, (Issued: 2005 – Nil; 2004 – Nil)	-	-
Preferred Stock, Series A convertible, 2,000 shares authorized with a par value of $0.001 (Issued: July 31, 2005 – Nil; January 31, 2005 – 2,000)	-	2
Common Stock, 100,000,000 shares authorized with a par value of $0.001 (Issued: July 31, 2005 - 23,148,888; January 31, 2005 - 20,259,998)	23,149	20,260
Additional Paid In Capital	2,303,953	2,143,965
Additional Paid In Capital - Warrants	82,000	-
	2,409,102	2,164,227
Deficit Accumulated During the Exploration Stage	(3,094,611)	(2,394,668)
	(685,509)	(230,441)

	$23,143	$340,460

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JULY 31		JULY 31		JULY 31
	2005	2004	2005	2004	2005

Expenses
Exploration expenditures	$271,915	$155,430	$441,236	$324,445	$1,116,843
Write down of mineral claims	-	36,829	-	85,219	85,219
Consulting fees	37,447	61,192	78,700	82,728	240,148
Investor relations and communication	24,897	134,263	40,859	985,220	1,210,199
Interest and bank charges	12,869	253	29,787	1,186	32,807
Office and sundry	(2,547)	16,099	7,320	26,555	54,884
Rent	2,305	1,543	3,992	3,226	11,946
Professional fees	29,519	26,498	50,521	45,915	206,338
Stock base compensation	44,875	-	44,875	-	44,875
Transfer agent and filing fees	1,980	19,380	2,230	32,763	50,966
Travel	-	8,757	423	8,757	40,386

Net Loss For The Period	423,260	423,162	699,943	1,509,609	$3,094,611

Net Loss Per Share	$0.02	$0.02	$0.04	$0.09

Weighted Average Number of Shares Outstanding	16,898,429	20,259,998	16,898,429	16,926,885

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					DECEMBER 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JULY 31		JULY 31		JULY 31
	2005	2004	2005	2004	2005
Cash Flows From Operating Activities
Net loss for the period	$(423,260)	$(423,162)	$(699,943)	$(1,509,609)	$(3,094,611)
Items not involving cash
Write down of mineral claims	-	-	-	-	85,219
Stock based compensation	44,875	-	44,875	-	44,875
Shares issued in payment bonus	-	2,660	-	2,660	2,660
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Change in GST recoverable	(86)		(86)	-	(86)
Change in prepaid expenses	(286)	100,332	35,605	(69,141)	(286)
Change in accounts payable and accrued liabilities	39,086	8,746	37,751	24,861	108,652
	(339,671)	(311,424)	(581,798)	(1,532,677)	(2,853,577)
Cash Flows From Financing Activities
Issuance of convertible promissory note	-	-	-	-	500,000
Issuance of promissory note	100,000	-	100,000	-	100,000
Issuance of share capital	200,000	-	200,000	-	2,294,900
	300,000	-	300,000	-	2,894,900
Cash Flows From Investing Activities
Acquisition of mineral claims			-	(18,552)	(18,552)
Purchase of capital assets	(1,370)	-	(1,370)	-	(1,370)
	(1,370)	-	(1,370)	(18,552)	(19,922)
Increase (Decrease) in Cash	(41,041)	(311,424)	(283,168)	512,938	21,401
Cash, Beginning of Period	62,442	830,205	304,569	5,843	-
Cash, End of Period	$21,401	$518,781	$21,401	$518,781	$21,401
Schedule of Non-Cash Activities
Acquisition of Mineral Properties	$-	$-	$-	$-	$66,667
Consulting Services	$-	$-	$-	$-	$2,660
Increase in share capital on conversion of preference shares	$-	$-	$2,220	$-	$2,220

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,094,611 for the period from December 21, 2001 (inception) to July 31, 2005, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JULY 31, 2005

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

b)	Mineral Claim Payments and Exploration Expenditures

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2005, the Company recorded impairments of $85,219 of its mineral properties. There were no mineral property impairments in the current period (2004 - NIL).

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

JULY 31, 2005

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

Exchange gains or losses arising on translation are included in income (loss) for the period.

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

At January 31, 2005, 4,999,998 common shares, issued on acquisition of mineral claims (see Note 4(c)) were held subject to an Escrow Agreement. The shares were to be released from escrow based upon the Company incurring exploration expenditures on the properties. By an Amending Agreement dated June 30, 2005 and Restated Amendment Agreement dated August 8, 2005 the parties to the original agreement have agreed to the immediate cancellation of 4,749,998 common shares and the immediate release from escrow of 250,000 common shares. The 4,749,998 common shares to be returned for cancellation have been excluded from the calculation of basic earnings per share.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Earnings Per Share (Continued)

At July 31, 2005 potential common shares of 555,555 (2004 – Nil) related to the convertible promissory note were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

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

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Recent Accounting Pronouncements (Continued)

address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

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

Pursuant to the terms of a mineral property option agreement dated February 24, 2004, between the Company and a then-director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The agreement, as amended August 5, 2005, requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before September 1, 2005 (paid – see Note 10); CAD$100,000 on or before July 1, 2006; CAD$100,000 on or before July 1, 2007; and CAD$125,000 on or before July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)
	b)	Pinguino Property (Continued)

The Agreement also provides for an “area of interest” such that, in the event that the Company records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

c)	Dyakowski Property
i)

Pursuant to the terms of a Mineral Property Acquisition Agreement dated February 24, 2004, between the Company and a then-director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (increased to 2,499,999 by subsequent stock dividend). The shares have been issued and are subject to an Escrow Agreement whereby the shares were to be released based upon the Company incurring exploration expenditures on the property. By an Amending Agreement dated June 30, 2005 and Restated Amendment Agreement dated August 8, the parties have agreed to the immediate cancellation of 2,374,999 common shares and immediate release from escrow of 125,000 common shares.

ii)

In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and a then-director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company (increased to 2,499,999 by subsequent stock dividend). The shares have been issued and are subject to an Escrow Agreement identical to the terms of the escrow agreement related to the Mineral Property Acquisition Agreement for the “Dyakowski Property”, disclosed immediately above. By an Amending Agreement dated June 30, 2005 and Restated Amendment Agreement dated August 8, the parties have agreed to the immediate cancellation of 2,374,999 common shares and immediate release from escrow of 125,000 common shares.

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

Pursuant to the terms of a mineral property acquisition agreement dated February 20, 2004, between the Company and an affiliate of a then-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totalling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property the Company paid CAD$10,000. The Company has the right to repurchase either one-half of the royalty for CAD$1,000,000 or all of the royalty for CAD$2,000,000.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)
	e)	Storm Cat Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a then-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totalling 32,766 acres. As consideration for the Storm Cat Property the Company paid to the vendor the CAD$10,000.

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

The Company may repay the Note at anytime. The full principal amount of the note is due upon default under the terms of the note.

6.	PROMISSORY NOTE

The promissory note bears interest at 6% and is payable on demand.

7.	SHARE CAPITAL

Issued Shares

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

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.	SHARE CAPITAL
Issued Shares
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
e)

During June 2005, the Company issued 666,667 share purchase units at a price of $0.30 per unit for total proceeds of $200,000. The units also included rights to purchase an additional 666,667 common shares at $0.40 per share until June 30, 2007.

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. The Company had not granted any stock options to employees or directors in either of the years ended January 31, 2005 or 2004.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,000,000 stock options to officers and 50,000 to non-employees during the period ended July 31, 2005. The options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 126%, (3) risk free interest rate of 3.35% and, (4) expected life of 4 years. The weighted average fair value of options granted for the period ended July 31, 2005 was $0.511. As a result of the recognition of stock-based compensation, $44,875 has been included in the Consolidated Statement of Operations at July 31, 2005:

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.	SHARE CAPITAL

Stock Options

In February 2005, the Board of Directors adopted the Argentex Mining Corporation’s 2005 Incentive Stock Plan (the 2005 Plan) reserving 5,000,000 common shares for grant to employees, directors and consultants. Because additional stock options are expected to be granted in future periods, the above stock-based compensation expense is not representative of the effects on reported financial results for future periods.

Activity under the 2005 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2004 and 2005	-	$-
Options granted	1,150,000	$0.326
Options exercised	-	$-
Balance, July 31, 2005	1,150,000	$0.326

The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at July 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted-Average Life Remaining	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.10	500,000	2.92	$0.100	-	$-
$0.50	650,000	3.07	$0.500	-	$-
$0.10-$0.50	1,150,000	3.00	$0.326	-	$-

Warrants

Warrants Outstanding
Balance, January 31, 2004 and 2005	-
Warrants granted	1,210,800
Balance, July 31, 2005	1,210,800

The following table lists the common share warrants outstanding at July 31, 2005. Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

666,667	$ 0.40	Expiring June 24, 2007

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS
a)

During the year, the Company acquired certain mineral property interests from an individual who subsequently became an officer and a director of the Company and from companies which were controlled by that individual. Those mineral properties and the terms of the agreements are disclosed fully in Notes 3 and 4 b), c), d) and e).

b)

Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,100 per month. During the year, the Company paid consulting fees of $16,278 (2004 - $18,597) relating to this management agreement.

c)

Effective February 1, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $7,250 per month. During the period, the Company paid consulting fees of $42,475 (2004 - $59,794).

9.	SEGMENT INFORMATION

As at July 31, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	SIX MONTHS ENDED JULY 31, 2005			SIX MONTHS ENDED JULY 31, 2004
	IDENTIFIABLE		NET	IDENTIFIABLE		NET
	ASSETS	REVENUES	LOSS	ASSETS	REVENUES	LOSS

Canada – Corporate	$23,143	$-	$(258,707)	$587,922	$-	$(1,182,164)
Argentina – Mineral properties	-	-	(441,236)	-	-	(324,445)

	$23,143	$-	$(699,943)	$587,922	$-	$(1,506,609)
10.	SUBSEQUENT EVENTS

On June 30, 2005 the Company entered into an Amendment to Mineral Property Acquisition Agreement (“Amendment #1”) whereby the terms of the agreements regarding the option of the Pinguino Property (see Note 4(b)) and the acquisition of the Dyakowski Property (see Note 4(c)) were amended as follows:

a)

The Pinguino Mineral Property Option Agreement, dated February 24, 2004, required a $75,000 payment on July 1, 2005. By Amendment #1 that payment was deferred to September 1, 2005. Subsequent to July 31, 2005 the $75,000 payment was made; and

b)

The acquisition of the Dyakowski Property, by two agreements dated February 24, 2004, were for the issue of a total of 1,666,666 common shares of the Company (increased to 4,999,998 by subsequent stock dividend). The shares were issued subject to an Escrow Agreement. The shares were to be released from escrow based upon the Company incurring exploration expenditures on the properties. By Amendment #1 the parties agreed to the immediate cancellation of 4,399,998 common shares and the release from escrow of 600,000 upon completion of the transfer of title of all of the mineral interests defined in the original agreements.

On August 8, 2005 the Company entered into a Restated Amendment to Mineral Property Acquisition Agreement (“Amendment #2) whereby the amended terms of the acquisition of the Dyakowski Property, by the above agreement dated June 30, 2005, were further amended whereby 4,749,998 common shares will be returned to the Company for cancellation and 250,000 common shares will be released from escrow upon delivery of an executed copy of Amendment #2 by Dyakowski.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation and our wholly owned subsidiary SCRN Properties Ltd.

OVERVIEW

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

Our mineral resource properties consist of three groups of exploration claims located in the Rio Negro and Santa Cruz provinces of Argentina. There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning on page 24 of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. One of the properties located in the Santa Cruz province consists of a group of claims that we refer to as the Pinguino Property. We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the twelve month period ending August 31, 2006.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the Pinguino Property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Our recent activities have focused on our Pinguino (Santa Cruz Province) and Menucos 9 (Rio Negro Province) properties:

Pinguino

During 2004 we engaged in preliminary exploration activities at our Pinguino property. These preliminary exploration activities consisted primarily of prospecting, soil sampling, trenching and trench sampling and IP geophysics. In early 2005, we initiated a drill program on the best known vein system on the property, known as the Marta vein. This drill program consisted of 45 short drill holes for a total of 3010 meters, testing the near surface targets that were largely determined by previous trenching results.

Drilling results revealed intervals of silver-gold mineralization which we believe supports our theory that there is an underlying mineralizing system within the property boundaries. Many other drill targets remain to be tested on the Marta vein and other known veins on the property.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations.

El Condor

There are no new developments to report.

Menucos 9

Analytical results received. During regional prospecting of the other properties, two new epithermal style veins were discovered, with each being 1,640 feet (500 meters) in length. Quartz vein breccia, crustiform quartz layers and chalcedonic quartz were evident. One vein had a strike length of approximately 1.5 km and seven grab meters with samples were taken over that distance to test the vein. Gold values ranged from a low of 3.3 ppb to a high of 58.5 ppb Au. Silver values ranged from a low of 259 ppb to a high of 1401 ppb Ag. The second vein had a strike length of approximately 870 meters with six samples collected over that distance. Gold values within these samples ranged from a low of 8.7 ppb to a high of 71.2 ppb Au. Silver values ranged from 583 ppb to a high of 6656 ppb Ag.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations.

During the 12 months ending August 31, 2006, we intend to focus our exploration activities almost entirely on our Pinguino property. In this regard, we anticipate that we will incur the following expenses over the next twelve months:

1.              $500,000 for operating expenses, including professional, legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

2.	$1,500,000 for additional diamond drilling, mapping, trenching and geophysics at our Pinguino Property.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property. In addition to the acquisition cost, we will require significant funds to develop the property. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property.

We require a minimum of approximately $2,000,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $21,401 and a working capital deficit in the amount of $686,879 as of July 31, 2005, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $21,401 as of July 31, 2005 compared to cash of $304,569 as of January 31, 2005. We had a working capital deficit of $686,879 as of July 31, 2005 compared to working capital deficit of $230,441 as of January 31, 2005. The majority of the deficit is due to a promissory note and accrued interest of $500,000 held by a third party, the promissory note bears an interest at 10% and is payable on demand. We financed our operations during our second quarter through borrowing additional funds for working capital.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above in our plan of operations. In addition, we anticipate that we will require a minimum of approximately $2,000,000 over the next twelve months to pay for our ongoing expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending July 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending July 31, 2006.

Compliance with Government Regulation

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

Employees

We do not currently have any employees and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants, including our President, and with arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended January 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating, acquiring and developing a mineral or oil and gas property, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Basis of Presentation

These consolidated financial statements include the accounts of our Company, our wholly owned United States subsidiary, SCRN Properties Ltd., and our wholly-owned Canadian subsidiary, Delbrook Mining Corp. All inter-company transactions have been eliminated.

Mineral Claim Payments and Exploration Expenditures

We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Regular evaluations are performed of investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2005, we recorded impairments of $85,219 on mineral properties. There were no mineral property impairments in the current period (2004 - $48,390).

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to plan of action based on the then known facts.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i) monetary items at the rate prevailing at the balance sheet date;

ii) non-monetary items at the historical exchange rate;

iii) revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses arising on translation are included in income (loss) for the year.

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

At July 31, 2005, an aggregate of 4,999,998 common shares in the capital of our company were held by an escrow agent pursuant to an Escrow Agreement dated March 4, 2004. These common shares were deposited into escrow pursuant to an aggregate of three mineral property acquisition agreements between our company and Christopher Dyakowski, an ex-director and president of our company, whereby we acquired our Argentina mineral properties from Mr. Dyakowski. These shares were to be released from escrow upon satisfaction of certain conditions established in those mineral property acquisition agreements and in the escrow agreement. In an amending agreement between our company and Mr. Dyakowski dated as of August 8, 2005, we agreed to reduce the number of shares to which Mr. Dyakowski is entitled from 4,999,998 to an aggregate of 250,000 common shares, and that the balance of these 4,999,998 common shares would be cancelled and returned to treasury.

At July 31, 2005 potential common shares of 555,555 (2004 – Nil) related to a convertible promissory note (see Note 5 in our financial statements, above), were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share- based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We Have A History Of Losses Which May Continue, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

We incurred a net loss of $423,260 for the three months ended July 31, 2005 ($699,943 for the six months ended July 31, 2005). We incurred a net loss of $2,293,257 for the year ended January 31, 2005 ($31,390 for the year ended January 31, 2004) and $3,094,611 since inception at December 21, 2001). We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable To Obtain Additional Funding Our Business Operations Will Be Harmed And If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our exploration and extensive testing activities. We anticipate that we will require up to approximately $2,000,000 to fund our continued operations for the next twelve months. We will require additional capital to effect our exploration program and our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration and testing plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern, Which May Hinder Our Ability To Obtain Future Financing.

In their report dated May 6, 2005, our independent registered public accounting firm stated that our financial statements for the year ended January 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended January 31, 2005 and 2004 in the amounts of $2,293,257 and $31,390, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties and the resources that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we do not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

If We Are Unable To Retain The Services Of Mr. Hicks, Or If We Are Unable To Successfully Recruit Qualified Personnel Having Experience In Mineral Exploration, We May Not Be Able To Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Kenneth Hicks, our President and Chief Executive Officer. Loss of the services of Mr. Hicks could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Hicks. We currently have a consulting agreement with Mr. Hicks, however, it expires in March 2006. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in mineral exploration. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our Common Stock Is Subject To The “Penny Stock” Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2005, we issued 666,667 units at a purchase price of $0.30 per unit for aggregate proceeds of $200,000, with each unit consisting of one common share in the capital of our company one share purchase warrant entitling the holder to purchase one additional share of common stock at an exercise price of $0.40 for a two year period expiring June 30, 2007. These units were issued to one non-U.S. person in an offshore transaction in which we relied on the private placement safe harbor provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June 1, 2005, we appointed Dr. Colin I Godwin to our board of directors to fill the vacancy created by the departure of Mr. Chris Dyakowski, our former President and member of the board of directors.

Item 6. Exhibits.

Exhibit No.	Description

3.1                       Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.

3.2                       By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.

3.3                       Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

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

10.6                     Consulting Agreement dated February 12, 2005 between the Registrant and Kenneth Hicks, filed as an exhibit to the annual report on Form 10-KSB, filed with the Commission on May 13, 2005 and incorporated herein by reference.

10.7                     Consulting Agreement dated February 25, 2005 between the Registrant and Chris Dyakowski Consulting Agreement dated February 12, 2005 between the Registrant and Kenneth Hicks, filed as an exhibit to the annual report on Form 10-KSB, filed with the Commission on May 13, 2005 and incorporated herein by reference.

10.8                     Diamond Core Drilling (Surface) Agreement, dated as of January 18, 2005, by and between the Registrant and Connors Argentina S.A., filed as an exhibit to the current report on Form 8-K, filed with the Commission on January 24, 2005 and incorporated herein by reference.

10.9                     Amendment to Mineral Property Acquisition Agreement dated June 30, 2005, filed as an exhibit to the current report on Form 8-K, filed with the Commission on July 5, 2005 and incorporated herein by reference.

10.10                   Restated Amendment to Mineral Property Acquisition Agreement dated August 8, 2005, filed as an exhibit to the current report on Form 8-K, filed with the Commission on August 9, 2005 and incorporated herein by reference.

14.1                     Code of Ethics and Business Conduct of Officers, Directors and Employees, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

31.1*                   Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*                   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Kenneth Hicks____________________________

Kenneth Hicks, President

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: September 14, 2005