Form 10QSB
period 2005-10-31
ARGENTEX MINING CORP
filed 2005-12-13
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

18,398,890 common shares issued and outstanding as at November 30, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	OCTOBER 31	JANUARY 31
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$863	$304,569
Prepaid expenses	429	35,891
	1,292	340,460
Mineral Property Interests (Note 4)	63,690
Computer Equipment	1,370	-
	$66,352	$340,460

LIABILITIES

Current
Accounts payable	$63,025	$63,072
Accrued liabilities	83,826	7,829
Convertible promissory note (Note 5)	500,000	500,000
Promissory note (Note 6)	100,000	-
Promissory note (Note 7)	150,000	-
	896,851	570,901
SHAREHOLDERS’ DEFICIENCY
Preferred Stock, 100,000,000 shares authorized with a par value of $0.001, (Issued: 2005 – Nil; 2004 – Nil)	-	-
Preferred Stock, Series A convertible, 2,000 shares authorized with a par value of $0.001 (Issued: October 31, 2005 – Nil; January 31, 2005 – 2,000)	-	2
Common Stock, 100,000,000 shares authorized with a par value of $0.001 (Issued: October 31, 2005 – 18,398,890; January 31, 2005 - 20,259,998)	18,399	20,260
Additional Paid In Capital	2,353,578	2,143,965
Additional Paid In Capital - Warrants	82,000	-
	2,453,977	2,164,227
Deficit Accumulated During the Exploration Stage	(3,284,476)	(2,394,668)
	(830,499)	(230,441)
	$66,352	$340,460

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED OCTOBER 31		NINE MONTHS ENDED OCTOBER 31		INCEPTION DECEMBER 21 2001 TO OCTOBER 31 2005

	2005	2004	2005	2004
Expenses
Exploration expenditures	$45,642	$188,989	$486,678	$428,216	$1,162,485
Write down of mineral claims	-	-	-	85,219	85,219
Consulting fees	33,118	38,481	111,818	121,209	273,266
Investor relations and communication	15,016	129,669	55,875	1,114,889	1,225,215
Interest and bank charges	16,385	240	46,172	1,425	49,192
Office and sundry	5,019	5,447	12,339	30,816	59,903
Rent	3,542	1,623	7,534	4,849	15,488
Professional fees	24,049	9,879	74,570	55,794	230,387
Stock base compensation	44,875	-	89,750	-	89,750
Transfer agent and filing fees	55	6,895	2,285	39,658	51,021
Travel	2,164	14,824	2,587	23,581	42,550
Net Loss For The Period	189,865	396,047	889,808	1,905,656	$3,284,476
Net Loss Per Share	$0.01	$0.02	$0.05	$0.11
Weighted Average Number of Shares Outstanding	18,398,890	20,259,998	17,404,079	18,046,032

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	NINE MONTHS ENDED OCTOBER 31		INCEPTION DECEMBER 21 2001 TO OCTOBER 31 2005

	2005	2004

Cash Flows From Operating Activities
Net loss for the period	$(889,808)	$(1,905,656)	$(3,284,476)
Items not involving cash
Write down of mineral claims	-	-	85,219
Stock based compensation	89,750	-	89,750
Shares issued in payment bonus	-	2,660	2,660
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Change in prepaid expenses	35,462	(906)	(429)
Change in accounts payable and accrued liabilities	75,950	29,692	146,851
	(688,646)	(1,874,210)	(2,960,425)
Cash Flows From Financing Activities
Issuance of convertible promissory note	-	-	500,000
Issuance of promissory notes	250,000	-	250,000
Issuance of share capital	200,000	2,064,167	2,294,900
	450,000	2,064,167	3,044,900
Cash Flows From Investing Activities
Acquisition of mineral claims	(63,690)	-	(82,242)
Purchase of capital assets	(1,370)	-	(1,370)
	(65,060)	-	(83,612)
Increase (Decrease) in Cash	(303,706)	189,957	863
Cash, Beginning of Period	304,569	5,843	-
Cash, End of Period	$863	$195,800	$863
Schedule of Non-Cash Activities
Acquisition of Mineral Properties	-	$-	$66,667
Consulting Services	-	$-	$2,660
Increase in share capital on conversion of preference shares	2,220	$-	$2,220

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,348,166 for the period from December 21, 2001 (inception) to October 31, 2005, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OCTOBER 31, 2005

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

b)	Mineral Claim Payments and Exploration Expenditures

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2005, the Company recorded impairments of $85,219 of its mineral properties. There were no mineral property impairments in the current period (2004 - $85,219).

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

OCTOBER 31, 2005

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

At January 31, 2005, 4,999,998 common shares were held subject to an Escrow Agreement, to be released from escrow subject to certain conditions. In August 2005 the parties to the Escrow Agreement directed the Escrow Agent to release 4,749,998 of the shares to the Company for cancellation and the balance (250,000 common shares) were released from escrow (Note 4(b) and Note 8(c)). The 4,749,998 common shares were cancelled September 23, 2005. Common shares held subject to an Escrow Agreement are excluded from the calculation of basic earnings per share.

At October 31, 2005, potential common shares of 555,555 (2004 – Nil) related to the convertible promissory note were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

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

OCTOBER 31, 2005

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

OCTOBER 31, 2005

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

The sole asset of SCRN was the mineral properties referred to above and the Company had no liabilities. See Note 4(b)(ii) for additional information regarding the property and the terms of the acquisition.

4.	MINERAL PROPERTY INTEREST
a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement dated February 24, 2004, between the Company and a third party who became the President of the Company on March 4, 2004, a director on March 26, 2004, and who resigned from these offices on June 1, 2005, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The mineral property option agreement, which was amended August 5, 2005, requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before September 1, 2005 (paid); CAD$100,000 on or before July 1, 2006; CAD$100,000 on or before July 1, 2007; and CAD$125,000 on or before July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

The mineral property option agreement also provides for an “area of interest” such that, in the event that the optionor records any property claims within five (5) kilometres of the boundaries of the property, such claims will become subject to the mineral property option agreement.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.        MINERAL PROPERTY INTEREST (Continued)

b)	Dyakowski Property
i)

Pursuant to the terms of a mineral property acquisition agreement dated February 24, 2004, between the Company and a third party who became the President of the Company on March 4, 2004, a director on March 26, 2004, and who resigned from these offices on June 1, 2005, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (increased to 2,499,999 by subsequent stock dividend). The shares have been issued and were placed in escrow pursuant to an Escrow Agreement whereby the shares were to be released based upon the Company incurring exploration expenditures on the property. The mineral property acquisition agreement was amended by an amending agreement dated June 30, 2005, and was further amended pursuant to an amended and restated amendment agreement dated August 8, 2005, whereby the parties agreed to the immediate cancellation of 2,374,999 common shares and the immediate release from escrow of the balance of 125,000 common shares. The 2,374,999 shares were cancelled, and the 125,000 shares were released by the escrow agent, on September 23, 2005.

ii)

In addition, pursuant to the terms of a share purchase agreement dated February 24, 2004, between the Company and a third party who became the President of the Company on March 4, 2004, a director on March 26, 2004, and who resigned from these offices on June 1, 2005, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company (increased to 2,499,999 by subsequent stock dividend). These shares were issued and placed in escrow on terms identical to the terms of the escrow agreement relating to the mineral property acquisition agreement for the “Dyakowski Property” disclosed immediately above. This share purchase agreement and the terms of escrow were amended by an amending agreement dated June 30, 2005, and were further amended pursuant to an amended and restated amendment agreement dated August 8, 2005, whereby the parties agreed to the immediate cancellation of 2,374,999 common shares and the immediate release from escrow of the balance of 125,000 common shares. The 2,374,999 shares were cancelled, and the 125,000 shares were released by the escrow agent, on September 23, 2005.

The Dyakowski Property and the SCRN Property total an aggregate of 128,964 acres.

The mineral property acquisition agreement with respect to the Dyakowski Property and the share purchase agreement with respect to the SCRN Property also provide for an “area of interest” such that, in the event that the Vendor records any property claims within five (5) kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST (Continued)
c)	Condor Property

Pursuant to the terms of a mineral property acquisition agreement dated February 20, 2004, between the Company and an affiliate of a third party who became the President of the Company on March 4, 2004, a director on March 26, 2004, and who resigned from these offices on June 1, 2005, the Company acquired a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totalling 24,710 acres, subject to a 2% net smelter return royalty in favour of the former director. As consideration for the Condor Property the Company paid CAD$10,000. The Company has the right to repurchase either one-half of the royalty for CAD$1,000,000 or all of the royalty for CAD$2,000,000.

d)	Storm Cat Property

Pursuant to the terms of a mineral property acquisition agreement dated February 20, 2004 between the Company and an affiliate of a third party who became the President of the Company on March 4, 2004, a director on March 26, 2004, and who resigned from these offices on June 1, 2005, the Company acquired a 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totalling 32,766 acres. As consideration for the Storm Cat Property the Company paid to the vendor the sum of CAD$10,000.

5.	CONVERTIBLE PROMISSORY NOTE

The Company issued a convertible promissory note dated December 22, 2004 in the original principal amount of $500,000. This convertible promissory note bears interest at 10%, is payable on demand and is convertible into common shares, at the note holder’s option, at a conversion price of $0.90 per share (“Conversion Price”) or lesser adjusted amount determined as follows:

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

The Company may repay the Note at any time. The full principal amount of the note is due in the event of a default under the terms of the note.

6.	PROMISSORY NOTE

The Company issued a demand promissory note dated July 15, 2005 in the original principal amount of $100,000. This promissory note bears interest at 6% and is payable on demand, but demand cannot be made until after January 15, 2006.

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.      PROMISSORY NOTE

The Company issued a demand promissory note dated August 15, 2005 in the original principal amount of $150,000. This promissory note bears interest at 6% and is payable on demand, but demand cannot be made until after February 28, 2006.

8.	SHARE CAPITAL

Issued Shares

a)

In March and April 2004 the Company issued 2,000 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share was convertible at any time by the holder into common shares of the Company at a Conversion Price of $0.90 per share, subject to downward price adjustments. In April 2005 the 2000 non-voting Series A convertible preferred shares were converted into 2,222,223 common shares

b)

In connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company’s treasury for cancellation, for no consideration, prior to the stock dividend issued March 17, 2004.

c)

Pursuant to a mineral property option agreement and a share purchase agreement, both dated February 24, 2004, between the Company and a third party who became the President of the Company on March 4, 2004, a director on March 26, 2004, and who resigned from these offices on June 1, 2005, the Company issued 1,666,666 common shares (increased to 4,999,998 by subsequent stock dividend) to this officer and director, subject to certain escrow and return to treasury provisions (see Note 4b for details of the escrow and return to treasury provisions). In August 2005 the parties agreed to the immediate cancellation of 4,749,998 of the shares and release from escrow of the balance (250,000 common shares).

d)	The Company issued a stock dividend of two common shares for every one common share issued and outstanding as of March 15, 2004.
e)

During June 2005, the Company issued 666,667 share purchase units at a price of $0.30 per unit for total proceeds of $200,000. The units also included rights to purchase an additional 666,667 common shares at $0.40 per share until June 30, 2007.

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company had not granted any stock options to employees or directors in either of the years ended January 31, 2005 or 2004.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123 (as amended by SFAS 143), using the Black-Scholes option pricing model. Compensation for unvested options is amortized over the vesting period. The Company granted 1,000,000 stock options to officers and 50,000 to non-employees during the period ended October 31, 2005. The options were valued using the Black-Scholes option pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

8.       SHARE CAPITAL (Continued)

Stock Options

volatility of 126%, (3) risk free interest rate of 3.35% and, (4) expected life of 4 years. The weighted average fair value of options granted for the period ended October 31, 2005 was $0.511. As a result of the recognition of stock-based compensation, $89,750 has been included in the Consolidated Statement of Operations at October 31, 2005:

In February 2005, the Board of Directors adopted the Argentex Mining Corporation 2005 Incentive Stock Plan (the “2005 Plan”) reserving 5,000,000 common shares for grant to employees, directors and consultants. Because additional stock options are expected to be granted in future periods, the above stock-based compensation expense is not representative of the effects on reported financial results for future periods.

Activity under the 2005 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 31, 2004 and 2005	-	$-
Options granted	1,150,000	$0.326
Options exercised	-	$-
Balance, October 31, 2005	1,150,000	$0.326

The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at October 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted-Average Life Remaining	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.10	500,000	9.50	$0.100	-	$-
$0.50	650,000	9.12	$0.500	-	$-
$0.10-$0.50	1,150,000	9.29	$0.326	-	$-

Warrants

Warrants Outstanding
Balance, January 31, 2004 and 2005	-
Warrants granted	1,210,800
Balance, October 31, 2005	1,210,800

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

The following table lists the common share warrants outstanding at October 31, 2005. Each warrant is exchangeable for one common share.

Quantity	Exercise Price	Exercise Period

666,667	$ 0.40	Expiring Jun 24, 2007
9.	RELATED PARTY TRANSACTIONS
a)

During the previous fiscal year, the Company acquired certain mineral property interests from an individual who subsequently became an officer and a director of the Company and from companies which were controlled by that individual. Those mineral properties and the terms of the agreements are disclosed fully in Notes 3 and 4 a), b), c) and d). The individual resigned from his offices with the Company June 1, 2005

b)

Effective March 1, 2005, the Company entered into a management agreement with a director and officer for a period of six months at CDN$5,000 per month. During the period, the Company paid consulting fees of $16,278 (2004 - $30,271) relating to this management agreement.

c)

Effective February 1, 2005, the Company entered into a management agreement with a director and officer for a period of one year at CDN$9,000 per month. During the period, the Company paid consulting fees of $67,008 (2005 - $84,101 consisting of cash payments of $81,441 and issue of 200,000 shares at a value of $2,660, relating to this management agreement).

10.	SEGMENT INFORMATION

As at October 31, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	NINE MONTHS ENDED OCTOBER 31, 2005			NINE MONTHS ENDED OCTOBER 31, 2004
	IDENTIFIABLE		NET	IDENTIFIABLE		NET
	ASSETS	REVENUES	LOSS	ASSETS	REVENUES	LOSS

Canada – Corporate	$2,662	$-	$(402,930)	$196,706	$-	$(1,392,222)
Argentina – Mineral properties	63,690	-	(486,878)	-	-	(513,434)

	$66,352	$-	$(889,808)	$196,706	$-	$(1,905,656)

ARGENTEX MINING CORPORATION

(Formerly Delbrook Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company:

a)	Issued a promissory note for $200,000 bearing 10% interest per annum and payable on demand after November 1, 2006;
b)	Granted stock options to consultants of the Company for 250,000 common shares at an exercise price of $0.50 per share, expiring November 15, 2009.

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

Our mineral resource properties consist of three groups of exploration claims located in the Rio Negro and Santa Cruz provinces of Argentina. There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning on page 25 of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. One of the properties located in the Santa Cruz province consists of a group of claims that we refer to as the Pinguino Property. We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the twelve month period ending October 31, 2006.

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

Drilling results revealed intervals of silver-gold mineralization which we believe supports our theory that there is an underlying mineralizing system within the property boundaries. Phase one drilling has been completed on the Marta vein and final drill results have returned the highest gold-silver intervals to date. Many other drill targets remain to be tested on other known veins on the property.

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

During the 12 months ending October 31, 2006, we intend to focus our exploration activities almost entirely on our Pinguino property. In this regard, we anticipate that we will incur the following expenses over the next twelve months:

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

We require a minimum of approximately $2,000,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may increase if we are required to carry out due diligence investigations in regards to any prospective property or if the costs of negotiating acquisition agreements are greater than anticipated. As we had cash in the amount of $863 and a working capital deficit in the amount of $895,559 as of October 31, 2005, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $863 as of October 31, 2005 compared to cash of $304,569 as of January 31, 2005. We had a working capital deficit of $895,559 as of October 31, 2005 compared to a working capital deficit of $230,441 as of January 31, 2005. The majority of the deficit is due to a promissory note dated December 22, 2004 in the principal amount of $500,000 held by a third party, together with accrued interest. This promissory note bears interest at 10% and is payable on demand. In addition, we have issued three additional demand promissory notes during 2005. One of these 2005 promissory notes is dated July 15, 2005, is in the original principal amount of $100,000, bears interest at 6% and is repayable on demand but demand cannot be made until on or after January 15, 2006. The second of these is dated August 31, 2005, is in the original principal amount of $150,000, bears interest at 6% and is repayable on demand but demand cannot be made until on or after February 28, 2006. The third of these promissory notes occurred at the beginning of our fourth quarter, and is dated November 1, 2005. This November 1, 2005 promissory note is in the original principal amount of $200,000, bears interest at 10% and is repayable on demand but demand cannot be made until on or after November 1, 2006. We financed our operations during our third quarter using the funds borrowed pursuant to the July 15, 2005 and the August 31, 2005 promissory notes.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. In addition, we anticipate that we will require a minimum of approximately $500,000 over the next twelve months to pay for our ongoing expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending October 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending October 31, 2006.

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

Basis of Presentation

These consolidated financial statements include the accounts of our company, our wholly owned Delaware subsidiary, SCRN Properties Ltd., and our wholly-owned Canadian subsidiary, Delbrook Mining Corp. All inter-company transactions have been eliminated.

Mineral Claim Payments and Exploration Expenditures

We expense all exploration costs incurred on our mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Regular evaluations are performed of investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2005, we recorded impairments of $85,219 on mineral properties. There were no mineral property impairments in the current period.

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to a plan of action based on the then known facts.

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

During the period ended October 31, 2005, an aggregate of 4,999,998 common shares in the capital of our company were held by an escrow agent pursuant to an Escrow Agreement dated March 4, 2004. These common shares were deposited into escrow pursuant to an aggregate of three mineral property acquisition agreements between our company and Christopher Dyakowski, an ex-director and president of our company, whereby we acquired our Argentina mineral properties from Mr. Dyakowski. These shares were to be released from escrow upon satisfaction of certain conditions established in those mineral property acquisition agreements and in the escrow agreement. In an amending agreement between our company and Mr. Dyakowski dated as of August 8, 2005, we agreed to reduce the number of shares to which Mr. Dyakowski is entitled from 4,999,998 to an aggregate of 250,000 common shares. In August 2005, the parties to the escrow agreement directed the escrow agent to release 4,749,998 of the shares to our company for cancellation and the balance of 250,000 common shares were released from escrow. The 4,749,998 common shares were cancelled on September 23, 2005.

At October 31, 2005 potential common shares of 555,555 (2004 – Nil) related to a convertible promissory note (see Note 5 in our financial statements, above), were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

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

We Have A History Of Losses Which May Continue, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

We incurred a net loss of $189,865 for the three months ended October 31, 2005 ($889,808 for the nine months ended October 31, 2005). We incurred a net loss of $2,293,257 for the year ended January 31, 2005 ($31,390 for the year ended January 31, 2004 and $3,284,476 since inception at December 21, 2001). We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to develop revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

We issued a promissory note on November 1, 2005 in the amount of $200,000 to Chaudion Holdings Ltd., an unrelated third party investor in an arms-length loan. The Promissory Note bears interest at 10% per annum commencing on November 1, 2005 and is payable on demand, but demand cannot be made until on or after November 1, 2006. Chaudion Holdings Ltd. is not a U.S. person and the offer and sale of this promissory note was made outside of the United States, and in issuing this security we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

We issued a promissory note on August 31, 2005 in the amount of $150,000 to Chaudion Holdings Ltd., an unrelated third party investor in an arms-length loan. The Promissory Note bears interest at 6% per annum and is payable on demand, but demand cannot be made until after February 18, 2006. Chaudion Holdings Ltd. is not a U.S. person and the offer and sale of this promissory note was made outside of the United States, and in issuing this security we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

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

10.7

Consulting Agreement dated February 25, 2005 between the Registrant and Chris Dyakowski, and Consulting Agreement dated February 12, 2005 between the Registrant and Kenneth Hicks, filed as an exhibit to the annual report on Form 10-KSB, filed with the Commission on May 13, 2005 and incorporated herein by reference.

10.8

Diamond Core Drilling (Surface) Agreement, dated as of January 18, 2005, between the Registrant and Connors Argentina S.A., filed as an exhibit to the current report on Form 8-K filed with the Commission on January 24, 2005 and incorporated herein by reference.

10.9

Amendment to Mineral Property Acquisition Agreement dated June 30, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 5, 2005 and incorporated herein by reference.

10.10

Restated Amendment to Mineral Property Acquisition Agreement dated August 8, 2005, filed as an exhibit to the current report on Form 8-K, filed with the Commission on August 9, 2005 and incorporated herein by reference.

10.11*	Promissory Note dated August 31, 2005 issued to Chaudion Holdings Ltd.
10.12*	Promissory Note dated November 1, 2005 issued to Chaudion Holdings Ltd.
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

32

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Kenneth Hicks

Kenneth Hicks, President

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: December 12, 2005