Form 10KSB
period 2006-01-31
ARGENTEX MINING CORP
filed 2006-05-12
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-4995

ARGENTEX MINING CORPORATION
(Name of small business issuer in its charter)

Nevada	71-0867623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1066 West Hastings Street, Suite 2300 Vancouver, BC Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604-601-8336

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒	No [	]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

18,398,890 common shares @ $1.505(1) = $27,690,329

(1) Average of bid and ask closing prices on May 1, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

19,232,223 common shares issued and outstanding as of May 1, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
•	mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration or development activities or the completion of feasibility studies;
•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
•	risks related to commodity price fluctuations;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining development and exploration; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. Because our executive offices are located in Canada, we incur many of our expenses in Canadian dollars. Except with respect to our financial statements or as otherwise expressed, where in this Form 10-KSB we provide both a dollar amount followed by a

Canadian dollar amount in parenthesis, we have converted from Canadian dollars at an exchange rate of $0.8742, which is the rate used by the Bank of Canada at December 31, 2005.

As used in this annual report, the terms "we", "us", "our", and "Argentex" mean Argentex Mining Corporation and our wholly owned subsidiary SCRN Properties Ltd., a Delaware corporation, unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number is (604) 601-8336.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AGXM" and on the Frankfurt Stock Exchange under the symbol “DEB”.

We have one wholly-owned subsidiary, SCRN Properties Ltd., a Delaware corporation, through which we hold our property interests in Argentina.

Corporate History

We were incorporated in the State of Nevada on December 21, 2001 under the name "Delbrook Corporation" with authorized capital of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001. On March 15, 2004, we changed our name to "Argentex Mining Corporation". We effected this name change by merging with our wholly owned subsidiary, named “Argentex Mining Corporation”, a Nevada corporation that we formed specifically for this purpose. Our company was the surviving company in the merger.

Our Current Business

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

As discussed in more detail below and in the Description of Property section of this annual report on Form 10-KSB beginning at page 11, below, our current mineral properties consist of five groups of mineral exploration claims.

Four of these groups of claims are located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Our fifth group of mineral exploration claims is located in the Revelstoke area of British Columbia, Canada. This fifth group of claims is in the process of being registered in the name of our company. In addition, we have recently entered into a letter of intent with Staccato Gold Resources Ltd. pursuant to which we are considering the acquisition of an interest in a sixth group of mineral claims known as the Long Peak property, located in Lander County, Nevada.

There is no assurance that a commercially viable mineral deposit exists on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 7 of this annual report on Form 10-KSB, for additional information about the risks of mineral exploration.

Employees

As of March 30, 2006, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our President and our Chief Financial Officer, are required by the terms of their consulting agreements to spend all of their time on our affairs.

We also engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such, concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

There are numerous mining and exploration companies in Argentina, both big and small. All of these mining companies are seeking properties of merit. While we may compete with other exploration companies in our effort to locate and license mineral resource properties, we do not compete with them for the removal or sale of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist world-wide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or other mineral products that we are able to identify and produce. Our ability to be competitive in the market over the long term is dependent upon the quality and amount of ore discovered, cost of production and proximity to our market. Due to the large number of companies and variables involved in the mining industry, it is not possible to pinpoint our direct competition.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We do not currently own or operate any mines and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

In Argentina, minerals are owned by the Provincial government. Individual Provinces are allowed to impose a maximum 3% mine royalty on mineral production. Exploration rights are acquired by filing a cateo, which gives exclusive prospecting rights for an area for a period of time, generally 3 years with the Provincial mining authorities. The holder of a cateo has exclusive right to establish a Manifestation of Discovery on that cateo. Manifestations of Discovery can also be set without a cateo on any land not covered by someone else’s cateo. Manifestations of Discovery are filed as either a vein or a disseminated discovery. A square protection zone can be declared around the discovery of up to 840 hectares for a vein Manifestation of Discovery or 7,000 hectares for a disseminated Manifestation of Discovery. The protection zone grants the holder exclusive rights for an indefinite period, during which the holder must provide an annual report presenting a program of exploration work and investments related to the protection zone.

The cateo is an exploration concession that confers priority for the owner to apply for a mining concession (pertenencia) later. Cateos are measured in 500 hectare unit areas and cannot exceed a total of 20 units (10,000 hectares). The length of the cateo tenure is based on its area and starts on the date of awarding the cateo. Typically, exploration companies acquire cateos in blocks of 5,000 or 10,000 hectares. After a period of 330 days after receiving the rights to the cateo, 50% of the area over four units (2,000 hectares) must be dropped. At 730 days, 50% of the area remaining must be dropped. Time extensions may be granted to allow for bad weather, difficult access, financial issues, etc.

Applications for cateos may take up to two years to be approved. In the event that there are multiple applicants for the same area, the priority is based on the initial dates of applications. The applicant can explore on the land pending formal award of the cateo with the approval of the surface owner of the land. The time period for reduction of the cateo area does not start until 30 days after a cateo is formally awarded.

The Argentine mining act requires payment of a "canon fee" (tax) of Pesos $400 per unit payable upon the application for the cateo.

A “Manifestacion de Descubrimiento” is a block of land similar to a claim in that when the required work and payments are completed, it can be perfected into a Mina. A Pertenencia or Mina is required prior to production.

We filed a Notice of Work (“Muestra de Informe”) with the Dirección de Minería in the Province of Santa Cruz in December 2004 outlining our planned exploration program for 2005 on our Pinguino property. A Notice of Work does not have to be renewed annually so long as the type of work on the property remains the same during the next year. As our exploration program for the Pinguino property during 2006 should be substantially similar to our 2005 exploration program, we are not required to renew or re-file a Notice of Work this year. No other permits were required for exploration, though we did file a preliminary environmental report on the Pinguino property with the Provincial authorities in December, 2004.

We have not filed any Notice of Work or other plan for any of our other properties as at the date of filing this annual report on Form 10-KSB.

In British Columbia, mineral claims are registered using the recently implemented Internet-based Mineral Titles Online system. This registration system has replaced the previous method, in which free miners acquired title to mineral properties by staking their claims on the ground. Using the current system, free miners register mineral titles online. In addition, free miners now use the online system to register work and payments necessary to maintain their claims and leases, transfer their titles to another free miner, change the expiry date (anniversary date) of a claim, amalgamate two or more claims, and make other changes to their registered claims.

A registered holder holds a British Columbia mineral claim for one year after it is initially registered. After the first year, registered holders may hold the claim from year to year by (a) doing exploration and development and registering a statement of the exploration and development online, or making payments instead of exploration and development, and (b) registering a revised expiry date.

A person, other than the government, must be a free miner to register a claim or lease or to register exploration and development. A free miner is a person (including artificial persons such as partnerships and corporations) resident in Canada that holds a free miner’s certificate. Our company, which has registered to do business in British Columbia (the corporate equivalent of residency) holds a free miner’s certificate.

Our Revelstoke claims were registered with the Province of British Columbia on March 27, 2006. Unless we perform exploration or development work or make payments in lieu of such work, these claims will expire March 26, 2007. We do not currently have any plan to explore these mineral claims.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term we expect that our activities will require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect that our compliance costs may increase accordingly.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS ASSOCIATED WITH MINING

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Our title to our resource properties may be challenged by third parties or the licenses that permit us to explore our properties may expire if we fail to timely renew them and pay the required fees.

We have investigated the status of our title to our mining concessions in Argentina granting us the right to explore our mineral resource properties located in that country. We are satisfied that the person(s) from whom we purchased these concessions is in the process of completing the transfer of legal title to these concessions into the name of our subsidiary, SCRN Properties Ltd., but the transfer of registered title to these concessions is not yet complete. If these transfers are not completed, our title to those properties that are not properly transferred could be subject to challenge.

RISKS RELATED TO OUR COMPANY

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending May 1, 2007, we expect to spend approximately $2,433,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $62,647 as of January 31, 2006. In March, 2006, we raised equity financing of $1,000,000. As at March 31, 2006, we had working capital of approximately $674,000. In April 2006 we repaid three promissory notes and accrued interest in four promissory notes in the amount of $520,000. We estimate our average monthly operating expenses to be approximately $203,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 28, 2006, to state that our financial statements for the year ended January 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses since inception in the amount of $3,872,976. We continue to experience net operating losses.

Although our primary exploration property is titled in our name (or is in the process of being titled in our name),

our rights to that property are subject to a written option agreement. If we materially breach the terms of that option agreement, our rights in the property could be forfeit.

We entered into a Mineral Property Acquisition Agreement dated February 24, 2004 with Christopher Dyakowski, an ex-director and officer of our company, whereby we agreed to make periodic option payments in cash in exchange for an option to purchase up to 100% of the mineral rights in the parcel of claims that we refer to as the Pinguino property, located in the Santa Cruz province of Argentina. If we fail to make these payments timely, our option on the Pinguino property could lapse and our interest in the Pinguino property could be forfeit. If this were to happen, our business would be harmed.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2.	Description of Property.

Executive Offices

Our principal offices are located at Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number at our principal office is (604) 601-8366. Our fax number is (604) 408-8893. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $900 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd. maintains an office c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Mineral Properties

Our wholly-owned subsidiary company, SCRN Properties, Ltd., owns interests in three mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and has agreed to purchase an option to acquire a fourth mineral property in the Santa Cruz province. In addition, our company owns interests in a fifth mineral property located near the City of Revelstoke, in British Columbia, Canada. To date, we have concentrated the bulk of our exploration efforts and expenditures on the Pinguino property, which is the property located in the Santa Cruz province of Argentina on which we have agreed to purchase an option. During the next twelve months, we intend to continue to focus our efforts primarily on this property.

In addition to our properties in Argentina and British Columbia, we have recently entered into a letter of intent with Staccato Gold Resources Ltd. pursuant to which we will conduct a due diligence investigation of certain mining claims known as the “Long Peak” property, which are located in Lander County, Nevada. This letter of intent and the Long Peak property are discussed in more detail below, at page 20.

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

The following is a brief description of each of our mineral properties:

Pinguino

Acquisition:

We agreed to purchase an option to purchase the Pinguino property in a mineral property option agreement dated February 24, 2004 between our company and Christopher Dyakowski, who was then our President, Secretary, Treasurer and a member of our board of directors. The purchase price for the option was approximately $393,500 ($450,000 CAD) payable in five installments as follows:

•	approximately $43,710 (CAD$50,000), paid on July 1, 2004;
•	approximately $65,565 (CAD$75,000), paid September 9, 2005;
•	approximately $87,420 (CAD$100,000), due on or before July 1, 2006;
•	approximately $87,420 (CAD$100,000) due on or before July 1, 2007; and
•	approximately $109,275 (CAD$125,000) due on or before July 1, 2008.

When we have finished paying all of these installments, the option will be deemed to have been exercised and we will own the Pinguino property, subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski. We will have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of approximately $874,200 (CAD$1,000,000) and all of it for the sum of approximately $1,748,400 (CAD$2,000,000). For administrative convenience, title to all of the claims comprising the Pinguino property has been transferred to our subsidiary, SCRN Properties, Ltd. In addition, during the term of the option agreement, our company has the sole and exclusive right to possess, explore and exploit the Pinguino property. During this period, we also have the obligation to maintain the mineral claims comprising the Pinguino property in good standing.

Location:

The Pinguino property is located in southern Argentina in the north-central part of the Province of Santa Cruz, centered at longitude 68o 34’ West and latitude 48o 00’ South.

Description of Mineral Claims:

The Pinguino Property consists of one cateo that covers a total of 10,000 hectares. The cateo overlaps 30 vein pertenencias and one “Manifestacion de Descubrimiento”, extending 36 kilometers east-west and 19 kilometers north-south. These mineral interests are as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Pinguino	406.876/03	SCRN Properties Ltd.	Cateo	10,000
Pinguino	414.409/CID/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500
Pertinencias 1 to 30	Described by Gauss Kruger Coordinates	SCRN Properties Ltd.	Pertinencias	180

There are no maintenance fees to be paid on a cateo or on a Manifestacion de Descubrimiento, but there are fees charged semi-annually (i.e., every six months) to maintain a pertinencia. We are current in payment of any maintenance fees on our Pinguino property.

Prior Work:

The only historical exploration at the Pinguino property was done by Minera Mincorp between 1994 and 1996 in essentially the same area called the Cerro Léon Project. We are advised that their work included a reconnaissance geochemical lag samples, 196 km² of geological mapping, excavation and sampling of 155 trenches totaling 1,543 metres along the silicified veins. In addition, eighteen HQ diamond drill holes (1,032 m total) drilled along the principal vein on the property (known as the “Marta vein”) and other veins returned values somewhat lower than the surface results and with higher silver values locally. Minera Mincorp ceased work on the project in 1996. The data and core are at the Cerro Vanguardia minesite, which we do not own or have any right to, and have not been made available to our company.

Christopher Dyakowski acquired the Pinguino property in 1998 and, in 2000, optioned it to High American Gold Inc., a junior exploration company operating in Argentina. High American Gold conducted a short property exam and approached Minera Mincorp to negotiate a joint venture and in return acquired copies of the work carried out on the Pinguino Property by Minera Mincorp. High American subsequently defaulted on its option payments to Mr. Dyakowski and returned the Pinguino property to him, together with copies of all their data.

Our Work on the Pinguino Property To Date:

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

Drilling results revealed intervals of silver-gold mineralization which we believe supports our theory that there is an underlying mineralizing system within the property boundaries. Phase one drilling has been completed on the Marta vein.. Many other drill targets remain to be tested on other known veins on the property.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations.

Regional Geology

The Pinguino property is located in the Patagonia region of southern Argentina in a physiographic province referred to as the Deseado Massif. This area is in part underlain by continental Jurassic felsic ignimbrites, megabreccias, pyroclastic flows, tuffs and volcanic flows. Local stratigraphy is comprised of Roca Blanca (Lower Jurassic), Bajo Pobre (Mid-Jurassic).

The mineralization discovered to date on the Pinguino Property conforms in many respects to the model for a low sulphidation quartz-adularia-sericite gold-silver epithermal deposit. Physical evidence of colloform and crustiform textures on surface suggests a high level in the mineralizing system.

Property Geology

The main Pinguino vein system is a silicified system that is moderately resistant to weathering and is exposed up to ten meters, relative to the flat surrounding land. Silicification can also be tens of meters in width. In total, the Marta vein is exposed over a strike length of 6,000 meters. Smaller subsidiary veins are known but are poorly exposed. Rusty weathering gossan or hematite is found in conjunction with some sections of the mineralized system. As well, colloform, banded silica and open space fillings are exposed in surface trenches and weathered insitu.

Physiography

The property is located in the Sub-Andean Patagonia geographical region, which lies south of Rio Colorado, east of the Andes Mountains to the Atlantic Ocean, and south to the Straits of Magellan in southern Argentina. The Patagonia includes the provinces of Neuquén, Rio Negro, Chubut, and Santa Cruz.

The topography is flat to undulating plateaus cut by small, frequently dry streams and dotted with closed basins holding temporary lakes and springs. The average elevation of the property is approximately 400 meters above mean sea level.

Vegetation is typically stunted with hardy shrubs, low trees, and hardy grasses suited for the semi-desert climate. Animals include herds of guanco (an American camel), flocks of ñandu (an American ostrich), mountain lion, rabbit or hare, red fox, several flightless birds, and a variety of migrant birds.

Accessibility

National Route 3 is the major paved provincial highway in southeastern Argentina. It parallels the Atlantic coast and connects the major regional centers Comodoro Rivadavia and Rio Gallegos. Both centers are served by daily flights from Buenos Aires. The nearest city to the property, Puerto San Julian is located on the Atlantic coast 160 kilometers southeast of the property. It is 250 kilometres south of Comodoro Rivadavia and 400 kilometers north of Rio Gallegos along National Route 3.

Vehicle access to the property is via National Route 3 to the village of Tres Cerros, which is about 140 kilometres north of Puerto San Julian. The graveled (ripio) Provincial Route 87 goes west from Tres Cerros for 40 km where it meets Provincial Route 75 that heads northwest for 21 km. The local road turns north for 16 km to the estancia El Piche. A single lane gravel road continues another 12 km west to give access to the project area. Within the property, gravel and dirt roads provide good access to most areas of the property. In winter or during infrequent rainstorms, 4-wheel drive is necessary.

The property covers several estancias (sheep ranches), some abandoned, located in the central part of Santa Cruz Province, particularly El Piche.

Infrastructure

There are no nearby power lines or telecommunication lines. A natural gas transmission line is located within 65 kilometers east of the property, passing just west of Puerto San Julian. The main economic activity is sheep farming. The Cerro Vanguardia Au-Ag mine and mill site, operated by a subsidiary of Anglo Gold, is located approximately 48 km southeast from the center of the Pinguino property. The technical college at Puerto San Julian has introduced technical training for the mining industry to increase the capacity of the local workforce.

Budget

We estimate that our proposed exploration program on the Pinguino Property will cost approximately $1,978,000 over the 12 month period ending May 1, 2007. Our goal during this period will be to identify drill targets for a subsequent drilling program. This proposed drilling program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

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

Santa Cruz Properties

Acquisition

We own interests in 17 additional mineral claims in the Santa Cruz Province of Argentina that form two groups, or properties. We refer to one of these groups of mineral claims, consisting of 13 claims, as the “Santa Cruz” properties. We refer to the remaining four mineral claims as the “El Condor” property. These claims collectively cover approximately 53,505 hectares.

The Santa Cruz Properties are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Diamante 1	407.929/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,900
Diamante 2	407.928/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,850
CV Norte	407.935/03	SCRN Properties Ltd.	Cateo	6,355
CV 1	407.931/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
CV2	407.930/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
CV 3	407.932/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
La Leona	407.220/03	SCRN Properties Ltd.	Cateo	6,800
Cerro Contreras	407.182/03	SCRN Properties Ltd.	Cateo	9,750
Nuevo Oro 1	407.933/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,900
Nuevo Oro 1	407.934/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,950

The Diamante 2, CV Norte, CV 1, CV 3, La Leona, Cerro Contreras, and Nuevo Oro 1 were acquired by us pursuant to the terms of a mineral property acquisition agreement dated February 24, 2004 between us and Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and a former director. We refer to this group of claims as the “Dyakowski property”.

As consideration for the Dyakowski property, we issued to Mr. Dyakowski, subject to escrow and return to treasury conditions, a total of 833,333 shares of our common stock. As the result of a March 15, 2004 share dividend, these 833,333 shares were increased to 2,499,999 shares. Under the agreement, these shares were to be returned to treasury if we did not commence work on the Dyakowski property, the Pinguino property and a third property (see discussion of the SCRN property, below) on or before April 30, 2004. As we commenced our work program prior to April 30, 2004, these 2,499,999 shares were not returned to treasury at that time. Under the agreement, these shares were to continue to be held in escrow and released to Mr. Dyakowski, if at all, in installments over a period of time and upon the occurrence of certain events. These escrow provisions were subsequently deleted, and the number of shares to be released to Mr. Dyakowski was reduced, pursuant to the terms of a Restated Amendment to Mineral Property Acquisition Agreements dated as of August 8, 2005. This Restated Amendment is described below, at page 18.

We acquired the Diamante 1 and CV2 Manifestacions de Descubrimiento pursuant to a mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., whereby we also acquired 3 additional Manifestacions de Descubrimiento located in the Rio Negro Province of Argentina and discussed at page 17, below, under the heading “Rio Negro Properties”. We paid to Storm Cat Energy Corp. the sum of approximately $7,528 for all of these Manifestacions de Descubrimiento. At the time of this acquisition in February, 2004, Storm Cat Energy Corp. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

Our El Condor property is described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
El Condor	406877/CID/03	SCRN Properties Ltd.	Cateo	10,000
Condor Manifestacion de Descubrimiento (1)	414.085/Palacios/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500

Condor Pertinencia 1 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 2 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 3 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6

(1)	Contained within the area of the Condor Manifestacion de Descubrimiento and the El Condor Cateo.
(2)	Contained within the area of the El Condor Cateo.

We acquired the El Condor property pursuant to a mineral property acquisition agreement dated February 20, 2004 between our company and San Telmo Energy Ltd. As consideration for the Condor property we paid to San Telmo Energy Ltd. the sum of approximately $7,528. The Condor property is subject to a 2% net smelter returns royalty in favor of San Telmo Energy Ltd.. We have the right to repurchase one half of this royalty for approximately $874,200 (CAD$1,000,000) and all of this royalty for approximately $1,748,000 (CAD$2,000,000). At the time of this acquisition in February, 2004, San Telmo Energy Ltd. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

There are no maintenance fees to be paid on a cateo or on a Manifestacion de Descubrimiento, but there are semi-annual fees charged to maintain a pertinencia. We are current in the payment of all maintenance fees on that portion of our El Condor property comprised of pertinencias.

There are no known commercially viable mineral resources (known as a ‘reserve’) on our Santa Cruz property or our El Condor property. Any proposed program by us is exploratory in nature and we have not conducted any significant exploration activities on these properties. We plan to review these mineral claims and, if warranted, undertake further exploration activities but we cannot give any assurance that either of these properties will warrant further exploration activities.

Access

Access to our Santa Cruz and El Condor properties can be initiated from Rio Gallegos, the capitol of Santa Cruz province, heading north by road for approximately six hours to the community of Tres Cerro. From there, a moderate amount of off-road travel is required to access the properties. Relatively gentle terrain allows easy off-road travel.

In May, 2004, we conducted reconnaissance prospecting and limited soil sampling and geophysics on the El Condor property. Historical results showed indications of visible gold within a small area and the exploration program was directed to expand the area of potential mineralization through geochemical and geophysical means. The anomalous geochemistry was spotty and did not show a coherent pattern. Geophysics showed an extension of the resistive material to depth. No further work has been carried out on El Condor.

On the Santa Cruz property, we have focused on reconnaissance prospecting, which we have conducted simultaneously with the drill program on our Pinguino property. Truck-based prospecting covered a number of properties and rock samples were collected in a number of prospective sites. A number of these samples have returned anomalous gold values but further work is warranted. No significant field work has been conducted on these Manifestacions de Descubrimiento.

History

A Cateo covering the Condor Property was originally registered by Mr. Dyakowski as bare trustee for San Telmo Energy Ltd. in November 1998. In early 1999 San Telmo Energy Ltd. conducted a minor work program on the property consisting of general prospecting and grab sampling. In 2000 San Telmo Energy Ltd. filed the Condor Manifestacion de Descubrimiento and, in 2003, it surveyed and filed the Condor Pertinencias 1, 2 and 3 and re-filed the El Condor Cateo.

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

Budget

We estimate that preliminary exploration programs on our Santa Cruz properties will cost approximately $22,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program may include prospecting of northwest trending lineaments together with geological mapping, soils and magnetometer surveys.

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

Rio Negro Properties

Acquisition and Location

We own interests in 3 Cateos and 15 Manifestacions de Descubrimiento located in the Los Menucos epithermal gold district of the province Rio Negro. These Rio Negro Properties cover 68,799 hectares and are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Catre 1	28.020-M-2.003	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,906
Catre 2	28.030-M-2.003	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,940
Mochas 1	28.044-03	SCRN Properties, Ltd.	Cateo	9,450
Mochas 2	28.044-03	SCRN Properties, Ltd.	Cateo	9,959
Mochas 3	28.046-03	SCRN Properties, Ltd.	Cateo	9,877
Pilquin 1	28.031-M-2003	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	1,475
Pilquin 2	28.032-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	3,000
Pilquin 3	28.033-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	3,000
Pilquin 4	28.034-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	1,950
Pilquin 5	28.035-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	1,950
Pilquin 6	28.036-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,999
Pilquin 7	28.037-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,880
Pilquin 8	28.038-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,959
Pilquin 9	28.039-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,999

Pilquin 10	28.040-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,730
Pilquin 11	28.041-03	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	1,840
Pilquin 12	28.042-M-2003	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,920
Pilquin 13	28.043-M-2003	SCRN Properties, Ltd.	Manifestacion de Descubrimiento	2,965

The Catre, Pilquin 2 and 3, and Pilquin 4 through 11 Manifestacion de Descubrimiento and the Mochas Cateos, which we have sometimes referred to collectively as the “SCRN property”, belong to SCRN Properties, Ltd. We acquired all of the issued and outstanding shares of SCRN Properties, Ltd., pursuant to the terms of a share purchase agreement dated February 24, 2004 with Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and director. Under this share purchase agreement, Mr. Dyakowski sold to our company all of the issued and outstanding shares of SCRN Properties, Ltd., in exchange for a total of 833,333 shares of our common stock, which we issued to Mr. Dyakowski subject to escrow and return to treasury conditions. As the result of a March 15, 2004 share dividend, these 833,333 shares were increased to 2,499,999 shares. Under the agreement, these shares were to be returned to treasury if we did not commence work on the Dyakowski property, the Pinguino property or the SCRN property on or before April 30, 2004. As we commenced our work program prior to April 30, 2004, these 2,499,999 shares were not returned to treasury at that time. Under the agreement, these shares were to continue to be held in escrow and released to Mr. Dyakowski, if at all, in installments over a period of time and upon the occurrence of certain events. These escrow provisions were subsequently deleted, and the number of shares to be released to Mr. Dyakowski was reduced, pursuant to the terms of a Restated Amendment to Mineral Property Acquisition Agreements dated as of August 8, 2005.

On June 30, 2005, we entered into an amending agreement with Christopher Dyakowski whereby we amended the mineral property acquisition agreement dated as of February 24, 2004 pertaining to the Dyakowski properties, the share purchase agreement dated as of February 24, 2004 pertaining to the acquisition of all of the issued and outstanding shares of SCRN Properties Ltd., and an Escrow Agreement dated as of March 4, 2004. This amending agreement was restated August 8, 2005. In the restated amending agreement we agreed to release the 4,999,998 common shares of our company that were being held in escrow pursuant to the SCRN share purchase agreement and the Dyakowski mineral property acquisition agreement (each as to 2,499,999 common shares). Under the terms of the release, 4,749,998 of these shares were released to our company for cancellation, and the balance of 250,000 shares were released to Mr. Dyakowski as payment in full for the transfer of the Dyakowski property mineral claims and the shares of SCRN Properties, Ltd. Under the amending agreement, Mr. Dyakowski continued to be responsible to complete the registration of legal title to all of the mineral properties in the name of our wholly-owned subsidiary, SCRN Properties Ltd.

The Pilquin 1 and the Pilquin 12 and 13 Manifestacions de Descubrimiento were acquired pursuant to our mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., discussed above, at page 17, in which we also acquired 2 additional Manifestacions de Descubrimiento located in the Santa Cruz Province of Argentina.

The Cateos and Manifestacions de Descubrimiento comprising our Rio Negro properties are registered in the name of our wholly-owned subsidiary, SCRN Properties, Ltd. There are no maintenance fees to be paid on a cateo or on a Manifestacion de Descubrimiento.

There are no known reserves on our Rio Negro properties and any proposed program by us is exploratory in nature.

Access

Our Rio Negro properties can be accessed from Viedma, the capitol of the Rio Negro province, which is approximately 450 km to the east or from Neuquen, approximately 300 km to the north. Well-maintained provincial highways access the community of Los Menucos, which is located in the heart of our Rio Negro properties.

Our Work on the Rio Negro Properties to Date

During regional prospecting of our SCRN property, we discovered two new epithermal style veins located on the claim described as Pilquin 9, with each being 1,640 feet (500 meters) in length. Quartz vein breccia, crustiform quartz layers and chalcedonic quartz were evident. One vein had a strike length of approximately 1.5 km and seven grab meters with samples were taken over that distance to test the vein. Gold values ranged from a low of 3.3 ppb to a high of 58.5 ppb Au. Silver values ranged from a low of 259 ppb to a high of 1401 ppb Ag. The second vein had a strike length of approximately 870 meters with six samples collected over that distance. Gold values within these samples ranged from a low of 8.7 ppb to a high of 71.2 ppb Au. Silver values ranged from 583 ppb to a high of 6656 ppb Ag.

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

Budget

We estimate that preliminary exploration programs on our Rio Negro properties will cost approximately $10,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program may include prospecting of northwest trending lineaments together with geological mapping, soils and magnetometer surveys.

There are no known reserves on our Rio Negro properties and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our Rio Negro property. We plan to review these mineral claims and, if warranted, undertake exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our Rio Negro property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

British Columbia Properties:

On March 31, 2006, we acquired five (5) mineral tenures located near the headwaters of Ruddock Creek in the Revelstoke area of British Columbia for the sum of approximately $920 (Cdn $1,053). The headwaters of Ruddock Creek are located in the Scrip Range of the Monashee Mountains in southeast British Columbia, approximately 100 kilometers north northwest of Revelstoke. Our five (5) mineral tenures cover approximately 2,501.089 hectares, or 6,180 acres, of extremely mountainous terrain. We have not yet defined an exploration program for this property.

Long Peak Property

We entered into a non-binding letter of intent with Staccato Gold Resources Ltd. signed by us on April 26, 2006, signed by Staccato Gold on April 28, 2006, and delivered back to us on May 1, 2006, pursuant to which we have agreed to negotiate the terms of a formal joint venture agreement to explore and, if warranted, develop, a property located in Lander County, Nevada, known as Long Peak.

Under the letter of intent, we have paid to Staccato Gold the sum of $15,000 in cash, and we have the right to conduct due diligence on both Staccato Gold and the Long Peak property while we negotiate the terms of the formal joint venture agreement. If we and Staccato Gold have not agreed upon the form of the formal agreement by June 21, 2006, the letter of intent will terminate without prejudice to either party.

The letter of intent contemplates that we will have the right to acquire up to a 60% interest in the Long Peak property upon payment to Staccato Gold of a fee $1,250,000 in installments over a period of four years, which can be paid by way of cash or in restricted common shares, and upon spending, over the same period of four years, at least $2,000,000 on the exploration of the Long Peak property. In addition, we will have the right to earn up to an additional 15% interest in the Long Peak property if we complete a feasibility study.

In addition to our agreement to pay a fee to Staccato Gold, the formal agreement will also require that we pay approximately $70,000 per year in annual lease and other fees.

We have agreed that any shares that we issue to Staccato Gold under the formal agreement will enjoy “piggyback” registration rights providing that if we file a registration statement with the Securities and Exchange Commission during a specific period (other than registration statements on certain excluded forms such as Form S-8), we will include the restricted shares issued to Staccato Gold in the registration statement.

The terms of the letter of intent are not comprehensive and additional terms, including reasonable warranties and representations, will be incorporated into the formal agreement to be negotiated.

The Long Peak property is located on the Cortez/Battle Mountain Trend in Lander County, Nevada. The property consists of 42 unpatented mining claims covering 620 acres. The Long Peak project is situated on the northwest lobe of a broad magnetic high produced by the Buckingham and Long Peak intrusives. A more intense, smaller magnetic high flanks the southwest side of the property. This high is elongate northwest-southeast, approximately one mile long and 2500 feet wide.

During the 12 months ending May 1, 2007, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $2,419,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs but including administrative and exploration costs. We had cash in the amount of $62,647 and a working capital deficit in the amount of $1,074,062 as of January 31, 2006 and, even accounting for the $1,000,000 that we recently raised (of which we used approximately $530,000 to pay down prior debt), we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

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

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "AGXM". On March 17, 2004 our shares were also listed for trading on the Frankfurt Stock Exchange under the Symbol “DEB”.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
April 30, 2006	$1.75	$0.54
January 31, 2006	$0.65	$0.17
October 31, 2005	$0.51	$0.30
July 31, 2005	$0.65	$0.30
April 30, 2005	$0.74	$0.40
January 31, 2005	$0.75	$0.46
October 31, 2004	$1.34	$0.56
July 31, 2004	$2.04	$1.16
April 30, 2004	$n/a	$n/a

(1) The first trade of our common stock occurred May 5, 2004.

On May 1, 2006, the closing price for one share of our common stock as reported by the OTC Bulletin Board was $1.50. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of May 1, 2006, there were 23 holders of record of our common stock. As of such date, 19,232,223 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On April 21, 2005 we issued 1,472,223 shares of our common stock to three non-U.S. persons upon the conversion of 1,325 shares of our Series “A” convertible preferred stock. These shares were issued pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) of the Securities Act and/or by Regulation S promulgated thereunder.

On April 25, 2005 we issued 750,000 shares of our common stock to three non-U.S. persons upon the conversion of 675 shares of our Series “A” convertible preferred stock. These shares were issued pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) of the Securities Act and/or by Regulation S promulgated thereunder.

On July 25, 2005 we issued 666,667 units at a purchase price of $0.30 per unit for aggregate proceeds of $200,000, to one non-U.S. person. Each unit consisted of one common share in the capital of our company and one share purchase warrant entitling the holder to purchase one additional share of our common stock at an exercise price of $0.40 for a two year period expiring on June 30, 2007. These units were issued to one non-U.S. person in an offshore transaction in which we relied on the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder.

On March 21, 2006, we issued two $500,000 8% convertible debentures, one to each of two non-U.S. investors. All or any portion of the amounts due under these debentures, which mature on August 21, 2007, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of $0.40 per share. The issuance of the convertible debentures was exempt from the registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation S promulgated thereunder.

On April 28, 2004, the holder of a convertible debenture that we issued, in the original principal amount of $500,000, converted half of the principal amount outstanding under the convertible debenture into 833,333 common shares of our company at a conversion price of $0.30. Accordingly, on April 27, 2006, we issued 833,333 common shares to this offshore investor. The issuance of these shares was exempt from the registration requirements of the Securities Act under Regulation S and/or section 3(a)(9) of the Securities Act.

Equity Compensation Plan Information

On February 16, 2005 our board of directors approved the 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2006, there were 1,080,000 shares of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan as at May 1, 2006:

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders		N/A	$	N/A	N/A
Equity compensation plans not approved by security holders		2,340,000		0.22	160,000
Total		2,340,000		$0.322	160,000
Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. One of the properties located in the Santa Cruz province consists of a group of claims that we refer to as the Pinguino Property. We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the twelve month period ending January 31, 2007.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the Pinguino Property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Our recent activities have focused on our Pinguino property.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At January 31, 2006, we had a working capital deficiency of $1,076,985 compared to $230,441 as at January 31, 2005.

At January 31, 2006, our total current assets were $62,993 which consisted of cash of $62,647, and prepaid expenses of $286 compared to total current assets of $340,460 as at January 31, 2005.

At January 31, 2006, our total current liabilities were $1,139,118, compared to total current liabilities of $570,901 as at January 31, 2005.

For the year ended January 31, 2006, we incurred a loss of $1,478,308 compared to $2,293,257 as at January 31, 2005 and to $3,872,876 since incorporation. The principal components of the loss for the year ended January 31, 2006 were consulting fees, mineral property interests, professional fees, stocked-based compensation and interest. The principal components of our loss for the year ended January 31, 2005 were consulting and professional fees, investor relations and mineral property interests.

Operating expenses for the year ended January 31, 2006 were $1,081,234 compared to $2,292,928 as at January 31, 2005.

At January 31, 2006, we had cash on hand of $62,647 compared to $304,569 as at January 31, 2005.

Cash Requirements

Over the next twelve months we intend to expand our exploration programs. We anticipate that we will incur the following operating expenses over the next twelve months:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
Mineral exploration expenses and holding costs	$2,010,000
Professional fees	$125,000
Investor relations & sales related	$46,000
Rent, utilities and insurance	$26,000
Other general administrative expenses	$226,000
Total	$2,433,000
Repayment of promissory notes and interest	520,000
Less: cash on hand, May 1, 2006, estimated	(544,000)
Minimum cash requirements	$2,409,000

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the year ended January 31, 2006 was $650,000.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended January 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through January 31, 2006 have incurred losses of $3,239,643 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Resource property costs represent the acquisition costs and capitalized expenditures related to the acquisition, exploration and development of interests in resource properties. Mineral property costs include initial acquisition costs and related option payments, which are recorded when paid. Exploration and development costs are capitalized until properties are brought into production, at which time costs are amortized on a unit of production basis over economically recoverable reserves. Option payments are credited against mineral property costs when received. No gain or loss on disposition of a partial interest is recorded until all carrying costs of the interest have been offset by proceeds of sale or option payments received.

We account for income taxes under the asset and liability method. The asset and liability method of accounting for income taxes recognizes future tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. A reduction in respect of the benefit of a future tax asset (evaluation allowance) is recorded against any future tax asset if it is not likely to be realized. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate changes.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding during the year. Shares held in escrow are excluded from the calculation of the weighted average number of common shares outstanding.

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" – a replacement of APB No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle to be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We estimate that the adoption of FAS 154 will not have a significant impact on our results of operations, financial condition and liquidity.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("123(R)"), which in revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will to adopt Statement 123(R) on February 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•

A "Modified Prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remains unvested on the effective date.

•

A "Modified Retrospective" method which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purpose of pro-forma disclosure, all periods presented.

We plan to adopt Statement 123(R) using the modified prospective method.

We are unable to estimate the future impact that Statement 123(R) will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB-107 provides the SEC staff's position regarding the application of Statement 123(R), which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 28, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

- F1 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005

(Stated in U.S. Dollars)

- F2 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Argentex Mining Corporation

(Formerly Delbrook Corporation)

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation. (formerly Delbrook Corporation) (an exploration stage company) as of January 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended January 31, 2006 and 2005 and for the cumulative period from inception, December 21, 2001 to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2006 in conformity with United States generally accepted accounting principles.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

April 28, 2006	Chartered Accountants

- F3 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	JANUARY 31
	2006	2005

ASSETS

Current
Cash and cash equivalents	$62,647	$304,569
Prepaid expenses	286	35,891

	62,933	340,460

Equipment (Note 5)	2,923	-

	$65,856	$340,460

LIABILITIES

Current
Accounts payable and accrued liabilities	$189,918	$70,901
Convertible promissory note (Note 7)	500,000	500,000
Promissory notes (Note 8)	450,000	-
		-

	1,139,918	570,901
SHAREHOLDERS’ DEFICIENCY

Preferred Stock, 100,000,000 shares authorized with a par value of $0.001	-	-
• Series A convertible, 2,000 shares authorized (Issued: 2006 – Nil; 2005 –2,000)	-	2
Common Stock, 100,000,000 shares authorized with a par value of $0.001 (Issued: 2006 – 18,398,890; 2005 – 20,259,998)	18,399	20,260
Additional Paid in Capital	2,780,515	2,143,965

Deficit Accumulated During the Exploration Stage	(3,872,976)	(2,394,668)
	(1,074,062)	(230,441)

	$65,856	$340,460

The accompanying notes are an integral part of these financial statements.

- F4 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
			DECEMBER 21
	YEARS ENDED		2001 TO
	JANUARY 31		JANUARY 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Consulting fees	135,080	154,648	296,528
Depreciation	516	-	516
Investor relations and communication	74,962	1,169,340	1,244,302
Mineral property interests	534,797	745,369	1,295,623
Office and sundry	38,945	47,231	89,200
Rent	12,861	6,569	20,815
Professional fees	114,221	83,512	270,038
Stock-based compensation	164,521	-	164,521
Transfer agent fees	2,745	46,296	51,481
Travel	2,586	39,963	42,549

Loss from operations	(1,081,234)	(2,292,928)	3,475,573

Interest expense (Note 7)	(397,074)	(329)	397,403

Net Loss For The Year	$(1,478,308)	$(2,293,257)	$(3,872,976)

Net Loss Per Share, basic and diluted	$(0.07)	$(0.16)

Weighted Average Number of Common Shares Outstanding	20,276,666	14,571,890

The accompanying notes are an integral part of these financial statements.

- F5 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	YEARS ENDED		INCEPTION DECEMBER 21, 2001 to
	JANUARY 31,		JANUARY 31,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the year	$(1,478,308)	$(2,293,257)	$(3,872,976)
Items not involving cash:
Depreciation	516	-	516
Stock-based compensation	164,521	-	164,521
Shares issued (returned) to acquire mineral property	(63,167)	66,667	3,500
Shares issued for services	-	2,660	2,660
Non-cash interest (Note 7)	333,333	-	333,333

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in prepaid expenses	35,605	(35,891)	(286)
Change in accounts payable and accrued liabilities	119,017	61,047	189,918
	(888,483)	(2,198,774)	(3,178,814)

Cash Flows From Financing Activities
Issuance of convertible promissory note	-	500,000	500,000
Issuance of promissory notes	450,000	-	450,000
Issuance of share capital	200,000	1,997,500	2,294,900
	650,000	2,497,500	3,244,900

Cash Flows From Investing Activity
Acquisition of equipment	(3,439)	-	(3,439)

(Decrease) Increase In Cash And Cash Equivalents	(241,922)	298,726	62,647

Cash And Cash Equivalents, Beginning Of Year	304,569	5,843	-

Cash And Cash Equivalents, End Of Year	$62,647	$304,569	$62,647

SCHEDULE OF NON-CASH ACTIVITIES
Conversion of Series “A” convertible preferred shares to Common shares:	$(2)	$-
Series “A” convertible preferred shares	$2	$-
Common shares

The accompanying notes are an integral part of these financial statements.

- F6 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2006

(Stated in U.S. Dollars)

	NUMBER OF PREFERRED SHARES – SERIES A CONVERTIBLE	PAR VALUE	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Shares issued for cash at $0.001	-	$-	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.02	-	-	4,620,000	4,620	87,780	-	92,400
Net loss for the period	-	-	-	-	-	(11,327)	(11,327)

Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	(11,327)	86,073
Net loss for the year	-	-	-	-	-	(58,694)	(58,694)

Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	(70,021)	27,379
Net loss for the year	-	-	-	-	-	(31,390)	(31,390)

Balance, January 31, 2004	-	-	9,620,000	9,620	87,780	(101,411)	(4,011)
Shares issued for cash at $0.001	2,000	2	-	-	1,997,498	-	1,997,500
Shares returned to treasury	-	-	(4,600,000)	(4,600)	4,600	-	-
Shares issued to acquire a wholly owned corporation	-	-	833,333	833	32,500	-	33,333
Shares issued to acquire a mineral property	-	-	833,333	834	32,500	-	33,334
Shares issued for stock dividend	-	-	13,373,332	13,373	(13,373)	-	-
Shares issued for a consulting agreement	-	-	200,000	200	2,460	-	2,660
Net loss for the year	-	-	-	-	-	(2,293,257)	(2,293,257)

Balance, January 21, 2005	2,000	$2	20,259,998	$20,260	$2,143,965	$(2,394,668)	$(230,441)

-continued-

- F7 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2006

(Stated in U.S. Dollars)

	NUMBER OF PREFERRED SHARES – SERIES A CONVERTIBLE	PAR VALUE	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
-continued-
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	(2,394,668)	(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	(63,167)
Shares issued for cash at $0.30	-	-	666,667	833	199,333	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	164,521
Non-cash interest (Note 7)					333,333		333,333
Net loss for the year	-	-	-	-	-	(1,478,308)	(1,478,308)

Balance, January 31, 2006	-	$-	18,398,890	$18,399	$2,780,515,	$(3,872,976)	$(1,074,062)

The accompanying notes are an integral part of these financial statements.

- F8 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,872,976 for the period from December 21, 2001 (inception) to January 31, 2006, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

- F9 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

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

b)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2006 and 2005, cash and cash equivalents consist of cash only.

c)	Mineral Claim Payments and Exploration Expenditures

The Company expenses all exploration costs incurred on its mineral properties, including acquisition costs, prior to the establishment of proven and probable reserves. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

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

e)	Environmental Costs

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

F10

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses arising on translation are included in income (loss) for the year.

g)	Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

F11

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Impairment and Disposal of Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

j)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements. The Company has no items that represent comprehensive income (loss).

k)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

F12

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Earnings Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2006, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 3,753,334 (2005 – 5,555,554)

At January 31, 2006, Nil (2005 – 4,999,998) common shares were held subject to an Escrow Agreement, to be released from escrow subject to the Company’s incurring certain exploration expenditures (Note 6(b)) The escrowed shares were released from escrow during the year ended January 31, 2006 (Note 9). The 4,999,998 common shares held subject to the Escrow Agreement at January 31, 2005 were excluded from the calculation of basic earnings per share since their effect was anti-dilutive.

At January 31, 2006, potential common shares of 1,666,667 (2005 – 555,556) related to a convertible promissory note were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

m)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accounts payable to related parties, loan from related parties, and loan guarantee. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

n)	Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

F13

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Asset Retirement Obligations (Continued)

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

3.	RECENT ACCOUNTING PRONOUNCEMENTS
a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

F14

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
d)

On March 31, 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations” (“EITF 04-3”) which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets.

e)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

f)

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

g)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

4.	ACQUISITION OF SUBSIDIARY

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

The aggregate acquisition price was $33,333, which was paid by issuance of 833,333 of the Company’s common stock (subsequently increased, as a result of a stock dividend, to 2,499,999). The value of the transaction was determined by management with reference to the share price of the Company. There was no trading in the Company’s shares for 10 days before and 10 days after the terms of the acquisition agreement were negotiated and publicly announced.

The sole asset of SCRN was the mineral properties referred to above and the Company had no liabilities. See Note 6(b) (ii) for additional information regarding the property and the terms of the acquisition.

F15

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

5.	EQUIPMENT
2006
			ACCUMULATED	NET BOOK
		COST	DEPRECIATION	VALUE

Computer equipment		$3,439	$516	$2,923

2005
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer equipment	$-	$-	$-

6.	MINERAL PROPERTY INTERESTS
a)	Pinguino Property

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
i)

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and a director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement whereby the shares will be released to the Vendor or returned to treasury as follows: the Company incurring exploration expenditures of at least $100,000 – release of 499,998 common shares; additional expenditures of at least $400,000 – release of an additional 500,001 common shares; additional expenditures of at least $500,000 – release of an additional 500,001 common shares; Company’s geologist recommends further exploration – release of the remaining 333,333 common shares. At the time of each release to the Vendor, if the Company’s geologist determines the Property no longer has merit all common shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be transferred to the Company.

F16

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

6.	MINERAL PROPERTY INTERESTS (continued)
b)	Dyakowski Property (continued)
ii)

In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and a director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement identical to the terms of the escrow agreement related to the Mineral Property Acquisition Agreement for the “Dyakowski Property”, disclosed immediately above

The Dyakowski Property and the SCRN Property total 128,964 acres.

The Mineral Property Acquisition Agreement and the Share Purchase agreement also provide for an “area of interest” such that, in the event that the Vendor records any property claims within five (5) kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

During the year ended January 31, 2006, Dyakowski and the Company agreed to the return and cancellation of 4,749,998 of the escrow shares and the immediate release from escrow of the remaining 250,000 shares. The Company has accounted for the return and cancellation as a reduction of the acquisition of the related mineral properties in the current year.

c) Condor Property

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

F17

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

6.	MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

			CUMULATIVE
			FROM
			INCEPTION
			DECEMBER 21
	YEARS ENDED		2001 TO
	JANUARY 31		JANUARY 31
	2006	2005	2006

Pinguino Project
Acquisition	$63,690	$40,862	$104,552
Assaying, testing and analysis	47,721	62,003	109,724
Camp and field supplies	100,446	234,431	334,877
Drilling	235,950	90,000	325,950
Geological and geophysical	143,225	121,881	265,106
Travel and accommodation	6,932	19,748	26,680
	597,964	568,925	1,166,889

Condor Project
Acquisition	-	7,528	7,528
Camp and field supplies	-	198	198
Geological and geophysical	-	4,185	4,185
	-	11,911	11,911

Santa Cruz Properties
Acquisition	63,167	70,162	6,995

Rio Negro Properties
Camp and field supplies	-	51,836	51,836
Geological and geophysical	-	32,921	32,921
Travel and accommodation	-	9,614	9,614
	-	94,371	94,371

Cinema Claims
Acquisition	-	-	2,300
Geological and geophysical	-	-	13,157
	-	-	15,457

	$534,797	$745,369	$1,295,623

F18

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

7.	CONVERTIBLE PROMISSORY NOTE

The Convertible Promissory Note, issued December 22, 2004, bears interest at 10%, is payable on demand of the issuer or at anytime at the option of the Company, without penalty, and is convertible into common shares, at the note holder’s option, at a conversion price of $0.90 per share (“Conversion Price”) or lesser adjusted amount determined as follows:

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

The full principal amount of the note is due on an event of default, as defined in the terms of the note.

Pursuant to the terms of the Promissory Note, as a result of a private placement in June 2005, the conversion price was reduced to $0.30. At the time of the reduction of the conversion price the Company’s shares were trading at approximately $0.50 per share resulting in a benefit to the Note Holder, as per Financial Accounting Standards Board’s Emerging Issues Task Force Issue Number 00-27 – Application of Issue No. 98-5 to Certain Convertible Instruments. The calculated benefit, in the amount of $333,333 is included in interest expense for the current period.

8.	PROMISSORY NOTES

Promissory notes payable are unsecured and are comprised of the following individual amounts:

DATE		INTEREST
ISSUED	MATURITY	RATE	AMOUNT

July 2005	On demand after January 15, 2006	6%	$100,000
August 2005	On demand after February 28, 2006	6%	150,000
January 2006	On demand after November 1, 2006	10%	200,000

			$450,000

9.	SHARE CAPITAL

a) Pursuant to a Mineral Property Option Agreement and a Share Purchase Agreement, both dated February 24, 2004, between the Company and a future officer and director, the Company issued 1,666,666 common shares (increased to 4,999,998 by subsequent stock dividend) to this officer and director, subject to certain escrow and return to treasury provisions (see Note 6(b) for details of the escrow and return to treasury provisions). In August 2005 the parties agreed to the immediate cancellation of 4,749,998 of the shares and release from escrow of the balance (250,000 common shares).

F19

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

9.	SHARE CAPITAL (Continued)
b)

In connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company’s treasury for cancellation, for no consideration, prior to the stock dividend issued March 17, 2004.

c)	The Company issued a stock dividend of two common shares for every one common share and outstanding as of March 15, 2004.
d)

In March and April 2004, the Company issued a total of 2,000 non-voting Series “A” convertible preferred shares at a price of $1,000 per share. Each Series “A” convertible preferred share was convertible, at any time by the holder into common shares of the Company at a Conversion Price of $0.90 per share, subject to downward price adjustments. In April 2005, 1,325 non-voting Series A convertible preferred shares were converted into 1,472,223 common shares

e)	In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.
f)

During June 2005, the Company issued 666,667 Units at a price of $0.30 per unit for total proceeds of $200,000. Each Unit was comprised of one common share and the right to purchase one additional common share at $0.40 per share until June 30, 2007.

g)	In August 2005, 4,749,998 escrowed shares were returned to the treasury (Note 8(a)).

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 31, 2004 and 2005	-	$-

Issued	666,667	0.40-
Exercised	-	-
Expired	-	-

Balance, January 31, 2006	666,667	$0.40

As at January 31, 2006, the following share purchase warrants were outstanding and exercisable:

NUMBER OF SHARES	EXERCISE PRICE	EXPIRY DATE

666,667	$0.40	June 24, 2007

F20

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

9.	SHARE CAPITAL (Continued)

Stock Options

On February 16, 2005, the Company adopted its 2005 Incentive Stock Plan (the "2005 Plan") to grant options to directors, officers, employees and consultants. Under the 2005 Plan, the Company may grant options to acquire up to 2,500,000 common shares of the Company.

Stock option transactions are summarized as follows:

The weighted average fair value per stock option granted during the year ended January 31, 2006 was $0.22 (2005 - $Nil). The number of stock options exercisable at January 31, 2006 was 788,666 (2005 – Nil).

As at January 31, 2006, the following stock options were outstanding and exercisable:

Stock-based compensation

The fair value of stock options granted during the year ended January 31, 2006 was $318,673 (2005 - $Nil) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the year ended January 31, 2006 was $164,521(2004 - $Nil) which has been recorded in the consolidated statements of operations as stock-based compensation with corresponding additional paid-in capital recorded in stockholders' equity:

F21

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

9.	SHARE CAPITAL (continued)

Stock-based compensation (continued)

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

	2006	2005
Risk-free interest rate	3.85%	-
Expected life of options	9.0 years	-
Annualized volatility	112%	-
Dividend rate	0.00%	-

10.	RELATED PARTY TRANSACTIONS

a)

During the year ended January 31, 2005, the Company acquired certain mineral property interests from an individual who subsequently became an officer and a director of the Company and from companies which were controlled by that individual. Those mineral properties and the terms of the agreements are disclosed fully in Notes 4 and 6 a), b), c) and d). During the year ended January 31, 2006, the agreements were amended also as disclosed fully in Notes 4 and 6 a), b), c) and d).

b)

Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,100 per month. During the year the Company paid consulting fees of $17,484 (2005 - $42,642) relating to this management agreement.

c)

Effective February 11, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,900 per month. In addition, the agreement provided for a bonus of $35,000 and issuance of 200,000 common shares upon commencement of exploration on the Company’s Argentine properties. During the period, the company paid consulting fees of $91,791 (2005 - $101,979), consisting of cash payments of $99,319 (including the $35,000 bonus and issue of 200,000 shares at a value of $2,660) relating to this management agreement.

d) Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the period, the company paid consulting fees of $4,284 (2005 - $Nil) relating to this management agreement.

F22

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

11.	SEGMENT INFORMATION

As at January 31, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	2006			2005
	Identifiable Assets	Revenues	Net Loss	Identifiable Assets	Revenues	Net Loss

Canada - Corporate	$ 65,856	$ -	$ (916,013)	$ 340,460	$ -	$ (1,547,888)
Argentina – Mineral Properties	-	-	(562,265,)	-	-	(745,369)
	$ 65,856	$ -	$ (1,478,308)	$ 340,460	$ -	$ (2,293,257)

12.	INCOME TAX

Tax effects of temporary differences that give rise to deferred tax assets at January 31, 2006 and 2004 are as follows:

	2006	2005

Net operating loss carry forwards	$1,147,000	$814,000

Valuation Allowance	(1,147,000)	(814,000)

Net future tax assets	–	–

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2004 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	2006	2005

Computed “expected” tax benefit	$503,000	$779,000

Items not deductible for tax purposes	(170,000)
Change in Valuation Allowance	(333,333)	(779,000)

Income tax provision	$–	$–

F23

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006 and 2005

(Stated in U.S. Dollars)

13.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

14.	SUBSEQUENT EVENTS

Subsequent to January 31, 2006, the Company:

a)	Borrowed $1,000,000 under two promissory notes. The unsecured notes bear interest at 8%, are due in August 2007, and convertible at $0.40;
b)	granted 600,000 stock options exercisable at a price of C$0.49 per share for a term of five years to three directors;
c)	granted 200,000 stock options exercisable at a price of C$0.58 per share for a term of five years to three directors;
d)	granted 70,000 stock options exercisable at a price of C$0.62 per share for a term of four years to three consultants;
e)

acquired a group of mineral exploration claims is located in the Revelstoke area of British Columbia, Canada. The group of claims consists of 5 tenures and the process of transferring title was initiated March 31, 2006.  The total purchase amount was $921;

f)

converted $250,000 of the Convertible Promissory Note to 833,333 common shares and extended the maturity date of the $250,000 remaining amount such that the balance of the note cannot be demanded before October 18, 2007.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at March 30, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kenneth Hicks	Director and President	46	February 11, 2004
Dr. Colin Godwin	Director	67	June 1, 2005
Jenna Hardy	Director	51	February 7, 2006
Richard Thibault	Director	51	February 9, 2006
Hamish Malkin	Chief Financial Officer	59	December 13, 2005
Orlando Rionda	Legal Representative	41	June 1 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Kenneth E. Hicks, President and Director

Mr. Hicks was our Vice President (Exploration) from February 11, 2004 until May 26, 2005, at which date he was appointed President of our company. He is a graduate of the University of British Columbia, holding a B.Sc. (Honours) Geology Degree. Since graduating in 1982, Mr. Hicks has practiced his profession as a geologist throughout North and South America for major mining companies such as Falconbridge Limited, mid-Tier copper-gold producers such as Imperial Metals Corporation, as well as junior exploration companies. Since 1996 Mr. Hicks has worked extensively in South America, focusing primarily on Argentina, where he has consulted for a number of junior companies.

Mr. Hicks is a registered member of the British Columbia Association of Professional Engineers and Geoscientists, as well as the Society of Economic Geologists and the BC and Yukon Chamber of Mines. He is a councilor of the Cordilleran Section of the Geological Association of Canada. Mr. Hicks is also a director of Prominex Resource Corp., a TSX Venture Exchange listed junior resource company with properties in Newfoundland, Canada.

Mr. Hicks does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Mr. Hicks does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party, with the exception of a written consulting agreement dated February 11, 2005, pursuant to which we pay to Mr. Hicks a monthly consulting fee of CAD$9,000.

Dr. Colin Godwin, Director

Dr. Godwin is Professor Emeritus at the University of British Columbia, where he taught the exploration and geology of mineral deposits from 1975 until he retired in 1999. Since June 1, 2000, Dr. Godwin has been a director of Rome Resources Ltd. (TSX-V: RMR), and he has been its President since May 2002. He has published more than one hundred papers, approximately thirty-five of which were professionally adjudicated. Dr. Godwin was a founding director of International Geosystems Ltd. and became involved in the development of the GEOLOG System, one of the first computer based schemes for capturing and using data from exploration-development work, especially drill holes.

Recently, Dr. Godwin has conducted: (i) exploration programs in Mexico, Argentina, Yukon, Nevada, Nicaragua, Honduras and Costa Rica, (ii) drilling projects in Nevada and Mexico, and (iii) property examinations in Argentina, Mexico, Northwest Territories, Nevada, Costa Rica, Ecuador and India. Dr. Godwin is not a member of the board of directors of any other public company.

Dr. Godwin does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Dr. Godwin does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party.

Jenna Hardy, Director

Ms. Hardy is an accomplished mining professional with extensive experience in project management, corporate due diligence and governance, property exploration and evaluation as well as environmental compliance.

From 1996 through 2004, Ms. Hardy served as the Manager of Health Safety Environment with Pan American Silver Corp. where she was responsible for corporate oversight of health, safety and environmental issues at operating subsidiaries in Peru, Mexico and Bolivia, as well as development projects in Argentina, Canada and the USA. In 2004, Ms. Hardy reactivated a consulting company that she founded in 1986 and currently provides environmental, corporate development and corporate governance services to clients consisting primarily of junior natural resource companies working in Mexico and Canada. Since late 2004, she has been a member of Capstone Mining Corp.’s technical advisory board, providing guidance with respect to regulatory and environmental compliance in connection with the expansion of the San Roberto mine in Zacatecas, Mexico. Since 2005, she has been consulting with Belcourt Saxon Coal limited partnership as Director Environment Regulatory. Belcourt Saxon Coal is developing coal projects in British Columbia, Canada.

She holds an Executive MBA from Simon Fraser University, and an M.Sc. (Economic Geology) and a B.Sc. (Geology) both from the University of Toronto. Ms. Hardy is a member of the Association of Professional Engineers and Geoscientists of British Columbia (APEGBC), where she has been Chair of the Geoscience Committee since 1998.

Ms. Hardy does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Ms. Hardy does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party. Ms. Hardy is not a member of the board of directors of any other publicly traded company.

Rick Thibault, Director

Mr. Thibault is a registered mining engineer with 28 years of operations, management and consulting experience in North and South America, including nine years in Argentina.

Over the past six years, Mr. Thibault has been providing mining engineering services to international clients active in Argentina, Chile and throughout Latin America. Before becoming a consultant, Mr. Thibault was the Managing Director of an operating industrial minerals mine in northwestern Argentina.

Mr. Thibault holds a B.A.Sc. (Honors) in Mining Engineering from Queen’s University (Kingston, Ontario, Canada) and is a registered Professional Engineer in Alberta, Canada. Fluent in English, Spanish and French, Mr. Thibault is also an active member of the Canadian Institute of Mining, Metallurgy and Petroleum. Mr. Thibault is also a member of the board of directors and Vice President, Minerals of Daleco Resources Corporation, an international resources company with holdings in oil, natural gas, minerals and environmental remediation technologies. Daleco Resources Corporation is listed for trading on the Over-the-Counter Bulletin Board under the symbol “DLOV”.

Mr. Thibault does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Mr. Thibault does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party.

Hamish Malkin, Chief Financial Officer

Mr. Malkin has been self employed since April, 2003, providing Chief Financial Officer services on a contract basis. Prior to being self employed Mr. Malkin was the CFO of Trivalence Mining Corporation from January 1997 to March 2003. Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Prior to 1997, Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries. Mr. Malkin is the Chief Financial Officer of Entrée Gold Inc. (TSX: ETG; AMEX: EGI; Frankfurt: EKR), a Canadian company reporting in both the United States and Canada.

Orlando Rionda, Legal Representative

Mr. Rionda began working with our company as our project coordinator and field manager in Argentina in March of 2004. From 2002 until March of 2004, he worked as an independent contractor on various hydrological projects in Argentina and Chile. From January 1999 through December, 2001, he served as a logistical supervisor for Falcon Drilling Ltd. in Argentina for various diamond drilling projects, including Gualcamayo, Diabillios, San Simon and Mina La Mejicana. Mr. Rionda has completed various post-secondary courses in hydrochemistry.

Audit Committee and Audit Committee Financial Expert

Effective March 31, 2006, our board of directors created an audit committee and adopted an audit committee charter. On that same date we appointed Jenna Hardy, Richard Thibault and Colin Godwin as members of our Audit Committee. However, our board of directors has determined that we do not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. All of the members of our audit committee are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Having been formed in March 2006, our audit committee did not meet during the year ended January 31, 2006.

Other Committees of the Board

Compensation Committee

Effective March 31, 2006, our board of directors created a compensation committee. Our board of directors adopted a compensation committee charter and appointed Richard Thibault and Jenna Hardy as members of our compensation committee.

Nominating Committee

Effective March 31, 2006, our board of directors created a nominating committee. Our board of directors adopted a compensation committee charter and appointed Jenna Hardy and Richard Thibault as members of our compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors has established a Code of Ethics and Business Conduct of Officers, Directors and Employees which applies to all of our officers, directors and employees. The Code of Ethics is intended to meet the requirements for a code of ethics under the Sarbanes-Oxley Act of 2002, or “SOX”, and the TSX Venture Exchange requirements, and is specifically applicable to our principal executive officer, principal financial and accounting officer and controller or persons performing similar functions. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	ethical and fair dealing with our financial institutions, suppliers, vendors, competitors, agents and employees;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable governmental laws, rules and regulations;
•	lawful and ethical conduct when dealing with public officials and government entities;
•	prompt internal reporting of violations of the Corporate Code of Conduct to appropriate persons identified in the code; and
•	accountability for adherence to the Code of Ethics.

Waivers to the Code of Ethics may be granted only by our full board of directors. In the event that our board of directors of directors grants any waiver of the elements listed above to any of our directors or officers, we expect to announce the waiver within four business days on the corporate governance section of our website at www.argentexmining.com.

Disclosure Policy and Disclosure Committee. Our board of directors has also established our Disclosure Policy and Disclosure Committee in connection with the officer certifications required under Section 302 of SOX. The Disclosure Policy facilitates our compliance with SEC disclosure requirements regarding disclosure made by us to our stockholders and the investment community. The disclosure committee assists us in ensuring that all of the disclosures made by us to our stockholders, the investment community and the SEC are made in compliance with all relevant laws, rules and regulations and consistent with the Disclosure Policy. The members of the disclosure committee are Mr. Hicks and Ms. Hardy.

Public Availability of Corporate Governance Documents. Our key corporate governance documents, including our Code of Ethics and the charters of our audit committee, compensation committee and nominating committee are:

•	available on our corporate website;
•	available in print to any stockholder who requests them from our corporate secretary; and
•	certain of them are or will be filed as exhibits to our securities filings with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Colin Godwin	2(1)(2)	2(1)(2)	Nil

Richard Thibault	1(1)	1(1)	Nil
Orlando Rionda	1(1)	1(1)	Nil
Christopher Dyakowski	1(2)	1(2)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and any of our other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended January 31, 2006 was in excess of $100,000 (the “Named Executive Officers”).

Long Term Compensation
		Annual Compensation			Awards		Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards	LTIP Pay- outs	All Other Compen- sation
Kenneth Hicks Chairman of the Board, President, Secretary and Treasurer	2006 2005 2004	$Nil $Nil $Nil	Nil 35,000 Nil	91,791 64,319 Nil	1,000,000(1) Nil Nil	Nil 200,000 Nil	Nil Nil Nil	Nil Nil Nil
Christopher Dyakowski(2) former President, Chief Executive Officer, Chief Financial Officer and Secretary	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	17,484 42,642 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

Mr. Hicks was granted 500,000 options on July 5, 2005 at an exercise price of $0.10 expiring on June 26, 2015. On July 5, 2005, Mr. Hicks was granted 500,000 options at an exercise price of $0.50 expiring on June 26, 2015. On December 31, 2005, the board of directors approved an amendment to the exercise price for all of these options granted to Mr. Hicks. The options are now exercisable at $0.25. Pursuant to a written consulting agreement dated February 11, 2004, we pay to Mr. Hicks a monthly consulting fee of CAD$9,000. The options will become exercisable in 4 equal annual instalments of 25% of the shares covered by the options. The first instalment of the options will be exercisable on the 6 month anniversary of the date the options were granted. An additional 25% of such options will become exercisable on each of the 3 successive 12 month periods following the initial vesting date. The instalments are cumulative (i.e., the options may be exercised, as to any or all shares covered by an instalment, at any time or times after an instalment becomes exercisable and until expiration or termination of the options).

(2)	Mr. Dyakowski resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director, effective June 1, 2005.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to our Named Executive Officers during our fiscal year ended January 31, 2006:

Name	Individual Grants
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Kenneth Hicks	1,000,000	70.42%	$0.25	June 26, 2015
Hamish Malkin	200,000	14.08%	$0.25	December 13, 2009
Orlando Rionda	50,000	3.52%	$0.25	June 26, 2010

AGGREGATE OPTION EXERCISES IN 2005 AND YEAR-END OPTION VALUES

The following table provides certain information with respect to our Named Executive Officers concerning the exercise of options during 2005 and unexercised options held by them at the end of the year.

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at January 31, 2006 (#)		Value of Unexercised In-the-Money Options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth Hicks	Nil	Nil	716,666	483,334	$78,833	$53,166
Hamish Malkin	Nil	Nil	20,000	180,000	$2,200	$19,800
Orlando Rionda	Nil	Nil	10,000	40,000	$1,100	$4,400

REPRICING OF OPTIONS/SARS

During the year ended January 31, 2006 our board of directors resolved to reduce the exercise price of the outstanding stock options granted to the directors, employees and consultants of our company under our 2005 Stock Option Plan as follows:

Name of Optionee	Date of Option	Number of Shares Under Option	Original Exercise Price (U.S.)	Expiry Date	Amended Exercise Price (U.S.)	Amended Vesting Terms
Kenneth Hicks	July 5, 2005 July 5, 2005	500,000 500,000	$0.10 $0.50	June 26, 2015 June 26, 2015	$0.25 $0.25	immediately 1/3 per year over 3 years
Colin Godwin	July 5, 2005	100,000	$0.50	June 26, 2015	$0.25	10,000 immediately, 45,000 per year over 2 years
Orlando Rionda	June 27, 2005	50,000	$0.50	June 26, 2010	$0.25	5,000 immediately, 22,500 per year over 2 years

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

We have no long-term incentive plans, other than the Stock Option Plan described below.

STOCK OPTION PLAN

On February 16, 2005 our board of directors approved the 2005 Incentive Stock Plan, or 2005 Incentive Plan. The purpose of the 2005 Incentive Plan is to (i) retain the services of valued key employees and consultants and to encourage them to acquire a greater proprietary interest in us, thereby strengthening their incentive to achieve the objectives of our stockholders and (ii) serve as an aid and inducement in the hiring of new employees. The 2005 Incentive Plan is administered by our board of directors, provided however, that our board of directors may delegate such administration to the compensation committee.

Stock options become exercisable at dates determined by our board of directors at the time of granting the option and have initial terms of between five and ten years. Options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Subject to the terms of the 2005 Incentive Plan, a director, officer, employee or consultant who has been granted an option may, if he or she is otherwise eligible, be granted an additional option.

To provide a flexible and competitive program, the 2005 Incentive Plan awards non-qualified stock options or incentive stock options. We do not receive consideration for the granting of options under this plan, except to the extent that options or shares are granted in return for services as permitted by the 2005 Incentive Plan. The awards are not transferable except by will, by the laws of descent and distribution.

The 2005 Incentive Plan provides for the granting of options for an aggregate of 2,500,000 shares of common stock. Authorized but unissued shares and treasury shares may be made available for issuance under the 2005 Option Plan. In the event of changes affecting our common stock such as the payment of a stock dividend, the declaration of a stock split, combination of shares, recapitalization, merger, consolidation, or other corporate reorganization in which we are the surviving company, our board of directors will make adjustments to awards and shares under the 2005 Incentive Plan.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 10 years from the date the option is granted. The 2005 Incentive Plan shall terminate on February 16, 2015. In the event of a dissolution or liquidation of our company or a merger, consolidation, sale of all or substantially all of its assets, or other corporate reorganization in which we are not the surviving corporation or, if so provided by our board of directors with respect to a particular option in the event of a change of control, all options previously granted and still outstanding, regardless of their terms, will become exercisable.

COMPENSATION OF DIRECTORS

Our directors may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, our directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of our audit, compensation and nominating committees may be allowed similar reimbursement and compensation for attending committee meetings.

EXECUTIVE EMPLOYMENT AGREEMENTS

On February 12, 2005, we entered into a management agreement with Christopher Dyakowski, wherein Mr. Dyakowski was appointed our President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director for a term of six months. We agreed to pay to Mr. Dyakowski CAD$5,000 per month. Effective June 1, 2005, Mr. Dyakowski resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and director and the management agreement was terminated.

On February 12, 2005, we entered into a consulting agreement with Kenneth Hicks, wherein Mr. Hicks was appointed our Vice President (Exploration) and as a director for a term of one year. We agreed to pay to Mr. Hicks

CAD$9,000 per month. Mr. Hicks was required to devote substantially all of his time to our business. On May 26, 2005, Mr. Hicks was appointed our President. Our agreement with Mr. Hicks was renewed March 15, 2006 for one additional year.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him One Hundred Twenty Five Dollars per hour for time spent by him on our affairs. In this agreement, we also agreed to grant to grant to Mr. Malkin option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share.

We have an oral agreement with our bookkeeper, Jie Fang, pursuant to which Ms. Fang keeps our accounting records on an as-needed basis at an hourly rate of $20 per hour

We also have an oral consulting agreement with Diego Guido, a geologist who serves as our Senior Technical Advisor in Argentina. He supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting on an ‘as-required’ basis. We pay our Senior Technical Advisor at a daily rate for time spent.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda, as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Our subsidiary pays Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field.

Other than as set out in this annual report on Form 10-KSB, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the employment agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of May 1, 2006, there were 19,232,223 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of May 1, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
Kenneth E. Hicks c/o Argentex Mining Corporation Suite 2300 – 1066 West Hastings Street Vancouver, BC, Canada V6E 3X2	916,666 common(2)	4.60%
Hamish Malkin 1564 Eaglecliff Road RR1 Bowen Island, British Columbia, Canada V0N 1G0	20,000 common(3)	*
Colin Godwin 665 Gatensbury Street Coquitlam, British Columbia, Canada V3J 5G9	60,000 common(4)	*
Jenna Hardy 535 East Tenth Street North Vancouver, British Columbia, Canada V7L 2E7	50,000 common(5)	*
Richard Thibault La Gioconda 4344, Apt. 152 Las Condes, Santiago, Chile	50,000 common(6)	*
Orlando Rionda Radio Santiago del Estero 3051, Salta, Argentina, CP4400	30,000(7)	*
5% stockholders
CEDE & Co. P.O. Box 222 Bowling Green Station New York, NY 10274	11,315,800 common	58.84%
Panamerican Capital Group World Trade Centre 12 Floor Panama, ROP	1,918,000 common	9.97%
Corin Enterprises Inc. Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH96960	1,250,000 common(8)	6.10%
Rubix Finance Inc. 80 Broad Street Monrovia Liberia	1,250,000 common(9)	6.10%
Chaudion Holdings Ltd. GR Xenopoulou #17, Box 54425 Limasol, Cyprus 3724	1,666,667 common(10)	7.97%
Directors and Officers as a group (5 persons)	1,296,666 common	5.45%

* less than 1%

(1)

Based on 19,232,223 shares of common stock issued and outstanding as of May 1, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes an aggregate of 716,666 stock options currently exercisable or exercisable within 60 days.
(3)	Includes an aggregate of 20,000 stock options currently exercisable or exercisable within 60 days.

(4)	Includes an aggregate of 60,000 stock options currently exercisable or exercisable within 60 days.
(5)	Includes an aggregate of 50,000 stock options currently exercisable or exercisable within 60 days.
(6)	Includes an aggregate of 50,000 stock options currently exercisable or exercisable within 60 days.
(7)	Includes an aggregate of 30,000 stock options currently exercisable or exercisable within 60 days.
(8)	Includes 1,250,000 shares convertible within 60 days pursuant to a $500,000 convertible debenture convertible at a conversion price of $0.40.
(9)	Includes 1,250,000 shares convertible within 60 days pursuant to a $500,000 convertible debenture convertible at a conversion price of $0.40.
(10)	Includes 833,333 common shares and an additional 833,333 shares convertible within 60 days pursuant to a $250,000 convertible debenture at a conversion price of $0.30.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On March 4, 2004, we closed on five separate agreements pursuant to which we acquired interests in certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina from Mr. Dyakowski and his affiliates. The specific agreements are explained under the section "Mineral Properties" above.

On February 12, 2005, we entered into a consulting agreement with Kenneth Hicks, wherein Mr. Hicks was appointed our Vice President (Exploration) and as a director for a term of one year. We agreed to pay to Mr. Hicks CAD$9,000 per month. Mr. Hicks was required to devote substantially all of his time to our business. On May 26, 2005, Mr. Hicks was appointed our President. Our agreement with Mr. Hicks was renewed March 15, 2006 for one additional year.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him One Hundred Twenty Five Dollars per hour for time spent by him on our affairs. In this agreement, we also agreed to grant to grant to Mr. Malkin option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.
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

10.11

Promissory Note dated August 31, 2005 issued to Chaudion Holdings Ltd., filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on December 13, 2005, and incorporated herein by reference.

10.12

Promissory Note dated November 1, 2005 issued to Chaudion Holdings Ltd., filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on December 13, 2005, and incorporated herein by reference.

10.13

8% Convertible Note dated March 21, 2006 issued by our company to Corin Enterprises Inc., filed as an exhibit to our current report on Form 8-K, filed with the Commission on May 11, 2006 and incorporated herein by reference.

10.14

8% Convertible Note dated March 21, 2006 issued by our company to Rubix Finance Inc. , filed as an exhibit to our current report on Form 8-K, filed with the Commission on May 11, 2006 and incorporated herein by reference.

10.15

Amended 10% Convertible Note dated April 18, 2006 issued by our company to Chaudion Holdings Ltd., filed as an exhibit to our current report on Form 8-K, filed with the Commission on May 11, 2006 and incorporated herein by reference.

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

Audit Fees

The aggregate fees billed by Morgan & Company for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $26,550 for the fiscal year ended January 31, 2006 and $18,000 for the fiscal year ended January 31, 2005. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended January 31, 2006 and 2005, Morgan & Company billed $Nil for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended January 31, 2006 and 2005, Morgan & Company billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use Morgan & Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Morgan & Company to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Morgan & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Morgan & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Morgan & Company’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGENTEX MINING CORPORATION

By: /s/ Kenneth Hicks

Kenneth Hicks

President and Director

Principal Executive Officer

Date: May 12, 2006.

By: /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

Principal Financial Officer

Date: May 12, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth Hicks

Kenneth Hicks

President and Director

Principal Executive Officer

Date: May 12, 2006.

By: /s/ Colin Godwin

Colin Godwin

Director

Date: May 12, 2006.

By: /s/ Jenna Hardy

Jenna Hardy

Director

Date: May 12, 2006.

By: /s/ Richard Thibault

Richard Thibault

Director

Date: May 12, 2006.