Form 10QSB
period 2006-04-30
ARGENTEX MINING CORP
filed 2006-06-14
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

19,432,273 common shares issued and outstanding as at May 31, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	April 30	January 31
	2006 (Unaudited)	2006

ASSETS

Current
Cash and cash equivalents	$261,122	$62,647
Prepaid expenses	18,248	286

	279,370	62,933

Equipment (Note 3)	2,665	2,923

	$282,035	$65,856

LIABILITIES

Current
Accounts payable and accrued liabilities	$274,532	$189,918
Convertible promissory note (Note 5)	-	500,000
Promissory notes (Note 6)	-	450,000

	274.532	1,139,918

Convertible promissory notes (Note 5)	1,250,000	-

	1,524,532	1,139,918
SHAREHOLDERS’ DEFICIENCY

Preferred Stock, 100,000,000 shares authorized with a par value of $0.001
Common Stock, 100,000,000 shares authorized with a par value of $0.001 (Issued: April 30, 2006 – 19,232,223; January 31, 2005 – 18,398,890)	19,232	18,399
Additional Paid in Capital	3,129,815	2,780,515

Deficit Accumulated During the Exploration Stage	(4,391,544)	(3,872,976)
	(1,242,497)	(1,074,062)

	$282,035	$65,856

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
			DECEMBER 21
	THREE MONTHS ENDED		2001 TO
	April 30,		APRIL 30,
	2006	2005	2006

Expenses
Consulting fees	41,052	41,253	580
Depreciation	258	-	774
Investor relations and communication	12,243	15,962	1,256,545
Mineral property interests	240,083	169,321	1,535,706
Office and sundry	17595	9,867	106,795
Rent	3,574	1,687	24,389
Professional fees	68,414	21,002	338,452
Stock-based compensation	100,133	-	264,654
Transfer agent fees	2,302	250	53,783
Travel	-	423	42,549

Loss from operations	(485,654)	(259,765)	(3,961,227)

Interest expense (Note 5)	(32,914)	(16,918	(430,317)

Net Loss For The Period	$(518,568)	$(276,683)	$(4,391,544)

Net Loss Per Share, basic and diluted	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	18,801,512	15,634,532

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
	THREE MONTHS ENDED		INCEPTION DECEMBER 21, 2001 to
	APRIL 30,		APRIL 30,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(518,568)	$(276,683)	$(4,391,544)
Items not involving cash:
Depreciation	258	-	774
Stock-based compensation	100,133	-	264,654
Shares issued (returned) to acquire mineral property	-	-	3,500
Shares issued for services	-	-	2,660
Non-cash interest (Note 5)	-	-	333,333

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in prepaid expenses	(17962)	35,891	(18,248)
Change in accounts payable and accrued liabilities	86,614	(1,335)	274,532
	(351,525)	(242,127)	(3,178,814)

Cash Flows From Financing Activities
Issuance of convertible promissory notes	1,000,000	-	500,000
Repayment of promissory notes	(450,000)	-	1,000,000
Issuance of share capital	-	-	2,294,900
	550,000	-	3,794,900

Cash Flows From Investing Activity
Acquisition of equipment	-	-	(3,439)

(Decrease) Increase In Cash And Cash Equivalents	(198,475)	(242,127)	261,122

Cash And Cash Equivalents, Beginning Of Period	62,647	304,569	-

Cash And Cash Equivalents, End Of Period	$261,122	$62,442	$261,122

SCHEDULE OF NON-CASH ACTIVITIES
Conversion of promissory note to Common shares:	$(250,000)	$-
Common shares	$833	$-

Additional paid-in capital	249,167	-
Increase in share capital on conversion of Series “A” convertible preferred shares to Common Shares	-	2,220

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO APRIL 30, 2006

(Stated in U.S. Dollars)

	NUMBER OF PREFERRED SHARES – SERIES A CONVERTIBLE	PAR VALUE	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Shares issued for cash at $0.001	-	$-	5,000,000	$5,000	$-	$-	$5,000
Shares issued for cash at $0.02	-	-	4,620,000	4,620	87,780	-	92,400
Net loss for the period	-	-	-	-	-	(11,327)	(11,327)

Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	(11,327)	86,073
Net loss for the year	-	-	-	-	-	(58,694)	(58,694)

Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	(70,021)	27,379
Net loss for the year	-	-	-	-	-	(31,390)	(31,390)

Balance, January 31, 2004	-	-	9,620,000	9,620	87,780	(101,411)	(4,011)
Shares issued for cash at $0.001	2,000	2	-	-	1,997,498	-	1,997,500
Shares returned to treasury	-	-	(4,600,000)	(4,600)	4,600	-	-
Shares issued to acquire a wholly owned corporation	-	-	833,333	833	32,500	-	33,333
Shares issued to acquire a mineral property	-	-	833,333	834	32,500	-	33,334
Shares issued for stock dividend	-	-	13,373,332	13,373	(13,373)	-	-
Shares issued for a consulting agreement	-	-	200,000	200	2,460	-	2,660
Net loss for the period	-	-	-	-	-	(2,293,257)	(2,293,257)

Balance, January 21, 2005	2,000	$2	20,259,998	$20,260	$2,143,965	$(2,394,668)	$(230,441)

-continued-

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO APRIL 30, 2006

(Stated in U.S. Dollars)

	NUMBER OF PREFERRED SHARES – SERIES A CONVERTIBLE	PAR VALUE	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
-continued-
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	(2,394,668)	(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	(63,167)
Shares issued for cash at $0.30	-	-	666,667	833	199,333	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	164,521
Non-cash interest (Note 7)	-	-	-	-	333,333		333,333
Net loss for the year	-	-	-	-	-	(1,478,308)	(1,478,308)

Balance, January 31, 2006	-	$-	18,398,890	$18,399	$2,780,515	$(3,872,976)	$(1,074,062)

Conversion of promissory note	-	-	333,333	833	249,167	-	250,000
Stock-based compensation	-	-	-	-	100,133	-	100,133
Net loss for the period	-	-	-	-		(518,568)	(518,568)

Balance, April 30, 2006	-	-	19,232,223	19,232	3,129,815	(4,391,544)	(1,242,497)

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,391,544 for the period from December 21, 2001 (inception) to April 30, 2006, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2006.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

3.	EQUIPMENT
	APRIL 30, 2006
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer equipment	$3,439	$774	$2,665

	JANUARY 31, 2006
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer equipment	$3,439	$516	$2,923

4.	MINERAL PROPERTY INTERESTS
a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The agreement requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before July 1, 2005(paid); CAD$100,000 on or before July 1, 2006; CAD$100,000 on or before July 1, 2007; and CAD$125,000 on or before July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS (continued)
b)	Dyakowski Property (continued)

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

During the year ended January 31, 2006, Dyakowski and the Company agreed to the return and cancellation of 4,749,998 of the escrow shares and the immediate release from escrow of the remaining 250,000 shares. The Company accounted for the return and cancellation as a reduction of the acquisition of the related mineral properties in the current year.

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS (continued)
d)	Storm Cat Property

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

e)	British Columbia Claims

In February, 2006, the Company acquired a group of mineral exploration claims located in the Revelstoke area of British Columbia, Canada. The group of claims consists of 5 tenures and the process of transferring title was initiated March 31, 2006.  The total purchase amount was $903.

f)	Nevada Claims

The Company entered into a non-binding letter of intent with Staccato Gold Resources Ltd. on April 28, 2006, and delivered back to us on May 1, 2006, pursuant to which The Company has agreed to negotiate the terms of a formal joint venture agreement to explore and, if warranted, develop, a property located in Lander County, Nevada, known as Long Peak.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

			CUMULATIVE
			FROM
			INCEPTION
			DECEMBER 21
	THREE MONTHS ENDED		2001 TO
	APRIL 30		APRIL 30,
	2006	2005	2006
Pinguino Project
Acquisition	$1,053	$-	$105,605
Assaying, testing and analysis	22,944	21,730	132,688
Camp and field supplies	32,969	91,690	3367,846
Drilling	131,405	-	457,355
Geological and geophysical	26,649	52401	291,755
Travel and accommodation	5,319	3,500	31,999
	220,339	169,321	1,387,228
Condor Project
Acquisition	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911
Santa Cruz Properties
Acquisition	3,841	-	10,836

Rio Negro Properties
Camp and field supplies	-	-	51,836
Geological and geophysical	-	-	32,921
Travel and accommodation	-	-	9,614
	-	-	94,371
British Columbia Claims
Acquisition	903	-	903

Nevada Claims
Acquisition	15,000	-	15,000

Cinema Claims
Acquisition	-	-	2,300
Geological and geophysical	-	-	13,157
	-	-	15,457

	$240,083	$169,321	$1,535,706

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	CONVERTIBLE PROMISSORY NOTES

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

Pursuant to the terms of the Note, as a result of a private placement in June 2005, the conversion price was reduced to $0.30. At the time of the reduction of the conversion price the Company’s shares were trading at approximately $0.50 per share resulting in a benefit to the Note Holder, as per Financial Accounting Standards Board’s Emerging Issues Task Force Issue Number 00-27 – Application of Issue No. 98-5 to Certain Convertible Instruments. The calculated benefit, in the amount of $333,333 was included in interest expense for the year ended January 31, 2006.

In March 2006, $250,000 for the principal amount was converted to 833,333 common shares and the terms of repayment for the balance of the note were amended to be payable on demand but not before October 18, 2007.

During the current quarter, the Company borrowed an aggregate of $1,000,000 from two investors. These loans are each evidenced by a convertible promissory note, each of which is in the amount of $500,000, bearing interest at 8% per annum, and convertible into common shares of the Company at a conversion price of $0.40/share. The two convertible promissory notes are due on demand, but the holder has agreed that it cannot make demand until August 27, 2007. The Company used approximately $430,000 of the proceeds from these two promissory notes to repay three other promissory notes (including accrued interest) that were outstanding at January 31, 2006.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	CONVERTIBLE PROMISSORY NOTES (continued)

Convertible promissory notes payable are unsecured and are comprised of the following individual amounts at April 30, 2006:

DATE		INTEREST
ISSUED	MATURITY	RATE	AMOUNT

December 22, 2004	On demand after October 18, 2007	10%	$250,000
March 22, 2006	On demand after August 27, 2007	8%	500,000
March 22, 2006	On demand after August 27, 2007	8%	500,000

			$1,250,000

6.	PROMISSORY NOTES

Promissory notes payable at January 31, 2006 were unsecured and were comprised of the following individual amounts:

DATE		INTEREST
ISSUED	MATURITY	RATE	AMOUNT

July 2005	On demand after January 15, 2006	6%	$100,000
August 2005	On demand after February 28, 2006	6%	150,000
January 2006	On demand after November 1, 2006	10%	200,000

			$450,000

These promissory notes were repaid in March 2006 (Note 5).

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

7.	SHARE CAPITAL
a)	In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.
b)

During June 2005, the Company issued 666,667 Units at a price of $0.30 per unit for total proceeds of $200,000. Each Unit was comprised of one common share and the right to purchase one additional common share at $0.40 per share until June 30, 2007.

c)	In August 2005, 4,749,998 escrowed shares were returned to the treasury (Note 8(a)).
d)	In March 2005, the Company issued 833,333 common shares on the conversion $250,000 of a promissory note. (Note 5).

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 31, 2004 and 2005	-	$-

Issued	666,667	0.40
Exercised	-	-
Expired	-	-

Balance, January 31, 2006 and April 30, 2006	666,667	$0.40

As at April 30, 2006, the following share purchase warrants were outstanding and exercisable:

NUMBER OF SHARES	EXERCISE PRICE	EXPIRY DATE

666,667	$0.40	June 24, 2007

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

Stock Options

On February 16, 2005, the Company adopted its 2005 Incentive Stock Plan (the "2005 Plan") to grant options to directors, officers, employees and consultants. Under the 2005 Plan, the Company may grant options to acquire up to 2,500,000 common shares of the Company.

Stock option transactions are summarized as follows:

The weighted average fair value per stock option granted during the three months ended April 30, 2006 was $0.44 (2005 - $Nil). The number of stock options exercisable at April 30, 2006 was 938,668 (2005 – Nil).

As at April 30, 2006, the following stock options were outstanding and exercisable:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

Stock-based compensation

The fair value of stock options granted during the three months ended April 30, 2006 was $400,532 (2005 - $Nil) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the three months ended April 30, 2006 was $100,133 (2005 - $Nil) which has been recorded in the consolidated statements of operations as stock-based compensation with corresponding additional paid-in capital recorded in stockholders' equity:

Stock-based compensation (continued)

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

	Three months ended April 30, 2006	Three months ended April 30, 2005
Risk-free interest rate	3.98%	-
Expected life of options	4.9 years	-
Annualized volatility	119%	-
Dividend rate	0.00%	-

8.	RELATED PARTY TRANSACTIONS

a)

Effective March 4, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,100 per month. During the current year the Company paid consulting fees of $Nil (2005 - $19,523) relating to this management agreement.

b)	During the period, the company paid consulting fees of $23,420 (2005 - $12,190), relating to this management agreement.

c)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the current period, the company paid consulting fees of $7,500 (2005 - $Nil) relating to this management agreement.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

9.	SEGMENT INFORMATION

As at April 30, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

10.	COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with current presentation.

11.	SUBSEQUENT EVENTS

Subsequent to April 30, 2006,:

a)	The Company issued 200,000 common shares for proceeds of $50,000 on the exercise of stock options. :

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Nevada corporation, and our wholly owned subsidiaries SCRN Properties Ltd., a Delaware corporation and Argentex Mining Corporation, a Delaware corporation.

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

We are considering the advantages of obtaining a listing for our company’s common shares on the Canadian TSX Venture Exchange (also known as the “TSX-V”). The TSX-V has recently adopted an internal policy whereby they have refused to accept listing applications from companies incorporated in Nevada unless the applicant either (i) amends its articles of incorporation to conform to certain requirements of TSX-V; or (ii) re-domesticates from Nevada to another jurisdiction. We have commenced informal discussions with TSX-V with respect to this policy, though we have not yet filed a listing application with it. Depending on the outcome of these discussions, we may ask our shareholders to approve either (a) the re-domestication of our company from Nevada to Delaware or (b) an amendment to our articles of incorporation to include some or all of the clauses requested by TSX-V. On May 1, 2006, we formed a new Delaware company under the name Argentex Mining Corporation. If we decide to re-domesticate our company to Delaware, we will ask our shareholders to approve doing so by way of a merger with this new, wholly-owned Delaware subsidiary. If we decide to pursue either of these options, we intend to prepare and distribute to our shareholders a form of proxy and proxy solicitation material describing our proposal.

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

Our current mineral properties consist of five groups of mineral exploration claims. Four of these groups of claims are located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Our fifth group of mineral exploration claims is located in the Revelstoke area of British Columbia, Canada. This fifth group of claims is in the process of being registered in the name of our company. In addition, we have recently entered into a letter of intent with Staccato Gold Resources Ltd. pursuant to which we are considering the acquisition of an interest in a sixth group of mineral claims known as the Long Peak property, located in Lander County, Nevada. For a more detailed description of our mineral resource properties, please refer to the discussion entitled “Description of Property” beginning at page 11 of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 12, 2006.

There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Our recent activities have focused on our Pinguino (Santa Cruz Province) and Pilquin 9 (Rio Negro Province) properties. Please refer to the section entitled ‘Risk Factors’, beginning on page 28 of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and the Revelstoke area of British Columbia, Canada. One of the properties located in the Santa Cruz province consists of a group of claims that we refer to as the Pinguino Property. We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the twelve month period ending May 31, 2007.

Pinguino Project

During 2004 we engaged in preliminary exploration activities at our Pinguino property. These preliminary exploration activities consisted primarily of prospecting, soil sampling, trenching and trench sampling and IP geophysics. In early 2005, we initiated a drill program on the best known vein system on the property, known as the Marta vein. This drill program consisted of 45 short drill holes for a total of 3010 meters, testing the near surface targets that were largely determined by previous trenching results. In early 2006, we initiated a new drill program which we expect should include up to 10,000 meters overall (approximately 32,800 feet). The initial 25 drill holes, covering approximately 1,500 meters (approximately 4,900 feet) have focused on the Yvonne vein. Geological logging of the results is currently in progress.

Drilling results on the Marta vein revealed intervals of silver-gold mineralization which we believe supports our theory that there is an underlying mineralizing system within the property boundaries. Phase one drilling has been completed on the Marta vein and final drill results have returned the highest gold-silver intervals to date. We are only just beginning to see drilling results from the Yvonne vein. Many other drill targets remain to be tested on other known veins on the property.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations.

El Condor Project

There are no new developments to report.

Santa Cruz Properties

There are no new developments to report.

Rio Negro Properties

There are no new developments to report.

British Columbia Properties

There are no new developments to report.

Long Peak Property

There are no new developments to report.

During the 12 months ending May 31, 2007, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $2,300,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs but including administrative and exploration costs. As at April 30, 2006, we had cash in the amount of $261,122 and working capital in the amount of $4,838. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation, to fund our working capital requirements and to enable us to pay our accounts payable and accrued liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $261,122 as of April 30, 2006 compared to cash of $62,647 as of January 31, 2006. We had working capital of $4,838 as of April 30, 2006 compared to a working capital deficit of $1,076,985 as of January 31, 2006. The majority of the deficiency at January 31, 2006 was due to four promissory notes, all with maturity dates within 12 months of January 31, 2006. On April 28, 2006, during the current quarter, the holder of one of these - a promissory note dated December 22, 2004 in the principal amount of $500,000 - converted $250,000 of the principal due, resulting in a balance of $250,000, and we agreed to extend the maturity date of this promissory note to the date of demand provided that demand cannot be made prior to October 18, 2007. Also during the current quarter, we borrowed an aggregate of $1,000,000 from two investors. These loans are each evidenced by a convertible promissory note, each of which is in the amount of $500,000, bearing interest at 8% per annum, and convertible into common shares of the Company at a conversion price of $0.40/share. The two convertible promissory notes are due on demand, but the holder has agreed that it cannot make demand until August 27, 2007. We used approximately $520,000 of the proceeds from these two promissory notes to repay three other promissory notes (including accrued interest) that were outstanding at January 31, 2006.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $500,000 over the next twelve months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending May 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending May 31, 2007.

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

We have not filed any Notice of Work or other plan for any of our other properties as at the date of filing this quarterly report on Form 10-QSB.

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

Employees

As of May 31, 2006, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our President and our Chief Financial Officer, are required by the terms of their consulting agreements to spend all of their time on our affairs.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended January 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Basis of Presentation

These consolidated financial statements include the accounts of our company and our wholly owned Delaware subsidiaries, SCRN Properties Ltd. and Argentex Mining Corporation. All inter-company transactions have been eliminated.

Mineral Claim Payments and Exploration Expenditures

We expense all exploration costs incurred on our mineral properties, including acquisition costs, prior to the establishment of proven and probable reserves. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended January 31, 2006, we recorded impairments of $Nil on mineral properties. There were no mineral property impairments in the current period.

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

At January 31, 2006 and at April 30, 2006, no common shares in the capital of our company were held by an escrow agent.

At May 31, 2006, the following potential common shares were excluded from the computation of diluted loss per share since their effect is anti-dilutive:

Potential dilutive shares
Warrants	666,666
Convertible promissory notes	3,333,333
Stock options	2,340,000
6,339,999

Recent Accounting Pronouncements

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending April 30, 2007, we expect to spend approximately $2,433,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $261,122 as of April 30, 2006. In March, 2006, we raised equity financing of $1,000,000. As at April 30, 2006, we had working capital of $4,838. We incurred a net loss of $518,568 for the three month period ended April 30, 2006 and $4,391,544 since inception at December 21, 2001. We estimate our average monthly operating expenses to be approximately $192,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2006, we issued two convertible debentures, one to each of two offshore investors (for an aggregate of two convertible debentures), each in the original principal amount of $500,000 for aggregate proceeds of $1,000,000. Each convertible debenture may be converted, at the option of the holder and on 90 days written notice to our company, into common shares of our company at a conversion price of $0.40. We have the option, during the 90 day notice period, to repay in cash all or any portion of principal that the holder intends to convert. Each of the investors is not a U.S. person and these transactions were negotiated and completed outside of the United States. We relied on the exemption from the requirement to register these securities provided by Regulation S, promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 18, 2006 Chaudion Holdings Ltd. converted half of a $500,000 10% convertible debenture issued December 22, 2004. On April 18, 2006 we amended a 10% convertible debenture held by Chaudion Holdings Ltd. for $250,000, the balance of principal still due and payable. All or any portion of the amounts due under the debenture, which is payable on demand, but the parties have agreed that demand cannot be made until October 18, 2007, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of $0.30 per share.

On April 19, 2006 we issued 833,333 common shares to Chaudion Holdings Ltd. in connection with the conversion of half of the original principal amount of a $500,000 10% convertible debenture dated December 22, 2004.

The issuance of the common shares, convertible note and the securities issuable upon conversion of the convertible note were made pursuant to the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The subscriber was not a U.S. person (as that term is defined in Regulation S).

On May 5, 2006 we issued 200,000 shares of our common stock to a director and officer upon the exercise of incentive stock options. The options were exercisable at an exercise price of $0.25 per share.

The issuance of the shares were made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The individual was not a U.S. person (as that term is defined in Regulation S).

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

10.11

Promissory Note dated August 31, 2005 issued to Chaudion Holdings Ltd. filed as an exhibit to the current report of Form 8-K filed with the Commission on May 11, 2006 and incorporated herein by reference.

10.12

Promissory Note dated November 1, 2005 issued to Chaudion Holdings Ltd. filed as an exhibit to the current report of Form 8-K filed with the Commission on May 11, 2006 and incorporated herein by reference.

10.13

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).
31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

36

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:         /s/ Kenneth Hicks

Kenneth Hicks

President and Director

(Principal Executive Officer)

Date: June 14, 2006.

By:         /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

(Principal Financial Officer and Principal

Accounting Officer)

Date: June 14, 2006.