Form 10QSB
period 2006-07-31
ARGENTEX MINING CORP
filed 2006-09-14
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

604.601.8366
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

19,432,223 common shares issued and outstanding as at September 1, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	July 31,	January 31
	2006	2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$34,560	$62,647
Prepaid expenses	1,879	286
	36,439	62,933

Equipment (Note 4)	2,618	2,923

	$39,057	$65,856

LIABILITIES

Current
Accounts payable and accrued liabilities	$258,609	$189,918
Convertible promissory note (Note 7)	-	500,000
Promissory notes (Note 6)	190,410	450,000
	449,019	1,139,918

Convertible promissory note (Note 7)	250,000	-
Promissory notes (Note 8)	1,000,000	-
	1,699,019	1,139,918

STOCKHOLDERS’ DEFICIENCY

Preferred stock, 100,000,000 shares authorized with a par value of $0.001 (issued: 2006 – Nil: 2005 – Nil)	-	-
Preferred stock, Series A convertible, 2,000 authorized with a par value of $0.001 (issued: 2006 – Nil: 2005 – 2,000)	-	-
Common stock, 100,000,000 shares authorized with a par value of $0.001 (issued: April 30, 2006 – 19,432,223; January 31, 2006 – 18,398,890)	19,432	18,399
Additional paid-in capital	3,318,765	2,780,515
Accumulated deficit during exploration stage	(4,998,159)	(3,872,976)
Total stockholders’ equity	(1,659,962)	(1,074,062)

	$39,057	$65,856

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					Cumulative
					Period From
					Inception,
	Three Months	Three Months	Six Months	Six Months	December 31,
	Ended	Ended	Ended	Ended	2001 to
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006

Expenses
Consulting fees (Note 8)	$45,630	$37,447	$86,682	$78,700	$383,210
Depreciation	164	-	422	-	938
Investor relations and communication	29,689	24,897	41,932	40,859	1,286,234
Mineral property interests (Note 5)	285,892	271,915	525,975	441,236	1,821,598
Office and sundry	2,261	(2,547)	19,856	7,320	109,056
Rent	5,934	2,305	9,508	3,992	30,323
Professional fees	58,808	29,519	127,222	50,521	397,260
Stock-based compensation	139,150	44,875	239,283	44,875	403,804
Transfer agent fees	3,119	1,980	5,421	2,230	56,902
Travel	-	-	-	423	42,549

	570,647	410,391	1,056,301	670,156	4,531,874
Interest expense	35,968	12,869	68,882	29,787	466,285

Net Loss For The Year	$606,615	$423,260	$1,125,183	$699,943	$4,998,159

Net Loss Per Share, basic and diluted	$0.03	$0.02	$0.06	$0.03

Weighted Average Number Of Common Shares Outstanding	19,331,671	22,808,308	19,119,884	21,734,434

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					Cumulative
					Period From
					Inception,
	Three Months	Three Months	Six Months	Six Months	December 31,
	Ended	Ended	Ended	Ended	2001 to
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(606,615)	$(423,260)	$(1,125,183)	$(699,943)	$(4,998,159)
Items not affecting cash:
Depreciation	164	-	422	-	938
Stock-based compensation	139,150	44,875	239,283	44,875	403,804
Shares issued to acquire mineral properties	-	-	-	-	3,500
Shares issued in payment of bonus	-	-	-	-	2,660
Non-cash interest	-	-	-	-	333,333
Changes in assets and liabilities:
Receivables	-	(86)	-	(86)	-
Prepaid expenses	18,369	(286)	(1,593)	35,605	(1,879)
Accounts payable and accrued liabilities	(17,923)	39,086	68,691	37,751	258,609
	(466,855)	(339,671)	(818,380)	(581,798)	(3,997,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	-	-	500,000
Issuance of promissory notes	190,410	100,000	1,190,410	100,000	1,640,410
Repayment of promissory notes	-	-	(450,000)	-	(450,000)
Proceeds from issuance of capital stock	50,000	200,000	50,000	200,000	2,344,900
	240,410	300,000	790,410	300,000	4,035,310
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(117)	(1,370)	(117)	(1,370)	(3,556)

Change In Cash And Cash Equivalents, During The Period	(226,562)	(41,041)	(28,087)	(283,168)	34,560

Cash And Cash Equivalents, Beginning Of Period	261,122	62,442	62,647	304,569	-

Cash And Cash Equivalents, End Of Period	$34,560	$21,401	$34,560	$21,401	$34,560

Cash Paid For Interest During The Period	$-	$-	$-	$-	$-
Cash Paid For Income Taxes During The Period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

	NUMBER OF					ACCUMULATED
	PREFERRED					DEFICIT
	SHARES		NUMBER OF		ADDITIONAL	DURING THE	TOTAL
	SERIES A	PAR	COMMON		PAID-IN	EXPLORATION	STOCKHOLDERS’
	CONVERTIBLE	VALUE	SHARES	PAR VALUE	CAPITAL	STAGE	EQUITY
Balance, December 21, 2001	-	$-	-	$-	$-	$-	$-
(Date of Inception)
Shares issued:
For cash at $0.001	-	-	5,000,000	5,000	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	87,780	-	92,400
Net loss for the period	-	-	-	-	-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	(11,327)	86,073
Net loss for the year	-	-	-	-	-	(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	(70,021)	27,379
Net loss for the year	-	-	-	-	-	(31,390)	(31,390)
Balance, January 31, 2004	-	-	9,620,000	9,620	87,780	(101,411)	(4,011)
Shares returned to treasury			(4,600,000)	(4,600)	4,600	-	-
Shares issued:
For cash at $0.001	2,000	2	-	-	1,997,498	-	1,997,500
To acquire a wholly-owned corporation	-	-	833,333	833	32,500	-	33,333
To acquire a mineral property	-	-	833,333	834	32,500	-	33,334
For stock dividend	-	-	13,373,332	13,373	(13,373)	-	-
For a consulting agreement	-	-	200,000	200	2,460	-	2,660
Net loss for the period	-	-	-	-	-	(2,293,257)	(2,293,257)
Balance, January 31, 2005	2,000	$2	20,259,998	$20,260	$2,143,965	$(2,394,668)	$(230,441)

(Continued)

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

	NUMBER OF						ACCUMULATED
	PREFERRED						DEFICIT
	SHARES		NUMBER OF			ADDITIONAL	DURING THE	TOTAL
	SERIES A	PAR	COMMON			PAID-IN	EXPLORATION	STOCKHOLDERS’
	CONVERTIBLE	VALUE	SHARES	PAR VALUE		CAPITAL	STAGE	EQUITY

Balance, January 31, 2005 - Cont’d)	2,000	$2	20,259,998		$20,260	$2,143,965	$(2,394,668)	$(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223		2,222	(2,220)	-	-
Shares returned to treasury	-	-	(4,749,998)		(4,750)	(58,417)	-	63,167
Shares issued for cash	-	-	666,667		667	199,333	-	200,000
Stock-based compensation	-	-	-		-	164,521	-	164,521
Non-cash interest	-	-	-		-	333,333	-	333,333
Net loss	-	-	-		-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-	-	18,398,890		18,399	2,780,515	(3,872,976)	(1,074,062)
Conversion of promissory note	-	-	833,333		833	249,167	-	250,000
Stock-based compensation	-	-	-		-	100,133	-	100,133
Net loss	-	-	-		-	-	518,568	(518,568)
Balance, April 30, 2006	-	-	19,232,223		19,232	3,129,815	(4,391,544)	(1,242,497)
Exercise of stock options	-	-	200,000		200	49,800	-	50,000
Stock-based compensation	-	-	-		-	139,150	-	139,150
Net loss	-	-	-		-	-	(606,615)	(606,615)
Balance, July 31, 2006	-	$-	19,432,223	s	19,432	$3,318,765	$(4,998,159)	$(1,659,962)

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2006. The results of operations for the three and six month periods ended July 31, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.

2.	NATURE OF OPERATIONS AND GOING CONCERN

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,998,159 for the period from December 21, 2001 (inception) to July 31, 2006, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2006.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

4.	EQUIPMENT
	JULY 31, 2006
	COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE

Computer equipment	$3,556	$938	$2,618

	JANUARY 31, 2006
	COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE

Computer equipment	$3,439	$516	$2,923

5.	MINERAL PROPETY INTERESTS
a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The agreement requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before July 1, 2005 (paid); CAD$100,000 on or before July 1, 2006 (paid); CAD$100,000 on or before July 1, 2007; and CAD$125,000 on or before July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	MINERAL PROPETY INTERESTS (continued)
b)	Dyakowski Property (continued)
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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

					CUMULATIVE
					FROM INCEPTION
	Three Months Ended		Six Months Ended		DECEMBER 21, 2001
	July 31,		July 31,		TO JULY 31,
	2006	2005	2006	2005	2006
Pinguino Project
Acquisition	$90,410	$14,907	$91,463	$ 24,189	$196,015
Assaying, testing and analysis	2,951	22,619	25,895	36,704	135,619
Camp and field supplies	51,236	85,522	84,205	138,776	419,082
Drilling	81,988	32,833	213,392	53,227	539,342
Geological and geophysical	58,427	44,463	85,076	72,150	350,182
Travel and accommodation	-	7,204	6,154	11,690	32,834
	285,847	207,547	506,185	336,786	1,673,074
Condor Project
Acquisition	-	2,746	-	4,456	7,528
Camp and field supplies	-	72	-	117	198
Geological and geophysical	-	1,527	-	2,477	4,185
	-	4,345	-	7,051	11,911
Santa Cruz Properties
Acquisition	-	25,596	3,842	41,534	10,837

Rio Negro Properties
Camp and field supplies	-	18,910	-	30,685	51,836
Geological and geophysical	-	12,010	-	19,488	32,921
Travel and accommodation	-	3,507	-	5,692	9,614
	-	34,427	-	55,865	94,371
British Columbia Claims
Acquisition	45	-	948	-	948

Nevada Claims
Acquisition	-	-	15,000	-	15,000

Cinema Claims
Acquisition	-	-	-	-	2,300
Geological and geophysical	-	-	-	-	13,157
	-	-	-	-	15,457

	$285,892	$271,915	$525,975	$ 441,236	$1,821,598

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

6.	PROMISSORY NOTES

Promissory notes payable are unsecured and are comprised of the following individual amounts:

DATE		INTEREST
ISSUED	MATURITY	RATE	AMOUNT

June 28, 2006	August 28, 2006	$5,000 flat rate	$100,000
July 1, 2006	On demand *	6%	90,410
			$190,410
* Due from a related party.

7.	CONVERTIBLE PROMISSORY NOTE

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

In March 2006, $250,000 of the principal amount was converted to 833,333 common shares and the terms of repayment for the balance of the note were amended to be payable on demand but not before August 27, 2007.

8.	PROMISSORY NOTES

Promissory notes payable are unsecured and are comprised of the following individual amounts:

DATE		INTEREST
ISSUED	MATURITY	RATE	AMOUNT

March 22, 2006	On demand after August 27, 2007	8%	$500,000
March 22, 2006	On demand after August 27, 2007	8%	500,000
			$1,000,000

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

9.	SHARE CAPITAL
a)	In June 2005, 2,000 non-voting Series A convertible preferred shares were converted into 2,222,223 common shares.
b)

During June 2005, the Company issued 666,667 Units at a price of $0.30 per unit for total proceeds of $200,000. Each Unit was comprised of one common share and the right to purchase one additional common share at $0.40 per share until June 30, 2007.

c)	In August 2005, 4,749,998 escrowed shares were returned to the treasury.

d) In March 2005, the Company issued 833,333 common shares on the conversion $250,000 of a promissory note. (Note 7)

e)	In July 2006, the Company issued 200,000 common shares for proceeds of $50,000 on the exercise of stock options.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 31, 2004 and 2005	-	$-

Issued	666,667	0.40
Exercised	-	-
Expired	-	-
Balance, January 31, 2006 and July 31, 2006	666,667	$0.40

As at July 31, 2006, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price	Expiry Date

666,667	$0.40	June 24, 2007

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

9.	SHARE CAPITAL (Continued)

Stock Options

On February 16, 2005, the Company adopted its 2005 Incentive Stock Plan (the "2005 Plan") to grant options to directors, officers, employees and consultants. Under the 2005 Plan, the Company may grant options to acquire up to 2,500,000 common shares of the Company.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, January 31, 2004 and 2005		$-
Issued	1,420,000	0.25
Exercised	-	-
Expired	-	-
Balance, January 31, 2006	1,420,000	$0.25
Issued	920,000	0.53
Exercised	-	-
Expired	-	-
Balance, April 30, 2006	2,340,000	$0.36
Issued	-	-
Exercised	(200,000)	0.25
Expired	-	-
Balance, April 30, 2006	2,140,000	$0.37

The weighted average fair value per stock option granted during the six months ended July 31, 2006 was $0.53 (2005 - $0.326).

As at July 31, 2006, the following stock options were outstanding and exercisable:

Number of	Exercise	Expiry
Shares	Price	Date

270,000	$0.25	December 13, 2009
50,000	$0.25	June 26, 2010
600,000	$0.49	February 7, 2011
200,000	$0.58	February 9, 2011
120,000	$0.62	March 10, 2010
900,000	$0.25	June 26, 2015
2,140,000

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

9.	SHARE CAPITAL (Continued)

Stock-based compensation

The fair value of stock options granted during the six months ended July 31, 2006 was $400,532 (2005 - $257,510) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the three months ended July 31, 2006 was $139,150 (2005 - $44,875). Total stock-based compensation recognized during the six months ended July 31, 2006 was $239,283 (2005 - $44,875). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation expenses with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Six months ended July 31, 2006	Six months ended July 31, 2005
Risk-free interest rate	3.98%	3.85%
Expected life of options	4.9 years	8.7 years
Annualized volatility	119%	112%
Dividend rate	0.00%	0.00%

10.	RELATED PARTY TRANSACTIONS
a)

Effective February 1, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $7,250 per month. During the six months ended July 31, 2006 Company paid consulting fees of $56,663 (2005 - $42,475) relating to this management agreement.

b)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the six months ended July 31, 2006, the company paid consulting fees of $19,350 (2005 - $Nil) relating to this management agreement.

c)	On July 1, 2006, a director and office of the Company advanced $90,410 to the Company. The advance is dues on demand, bears interest at 6% and is secured by a promissory note.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

11.	SEGMENT INFORMATION

As at July 31, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	July 31, 2006	January 31, 2006
Identifiable assets
Canada	$ 29,572	$ 65,856
Argentina	9,475	-
	$ 39,047	$ 65,856

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Six Months Ended July 31, 2006	Six Months Ended July 31, 2006
Loss for the period
Canada	$ 84,013	$ 151,345	$ 346,450	$ 258,707
Argentina	522,602	271,915	778,733	441,236
	$ 606,615	$ 423,260	$ 1,125,183	$ 699,943

11.	SUBSEQUENT EVENT

The Company did not repay a promissory note, in the amount of $100,000, that became due on August 28, 2006 (Note 6). The note does not have provisions for default.

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

Our current mineral properties consist of five groups of mineral exploration claims. Four of these groups of claims are located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Our fifth group of mineral exploration claims is located in the Revelstoke area of British Columbia, Canada. This fifth group of claims has been registered in the name of our company. In addition, we are party to a letter of intent with Staccato Gold Resources Ltd. pursuant to which we are considering the acquisition of an interest in a sixth group of mineral claims known as the Long Peak property, located in Lander County, Nevada. For a more detailed description of our mineral resource properties, please refer to the discussion entitled “Description of Property” beginning at page 11 of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 12, 2006.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and the Revelstoke area of British Columbia, Canada. One of the properties located in the Santa Cruz province consists of a group of claims that we refer to as the Pinguino Property. We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the twelve month period ending July 31, 2007.

Pinguino Project

During 2004 we engaged in preliminary exploration activities at our Pinguino property. These preliminary exploration activities consisted primarily of prospecting, soil sampling, trenching and trench sampling and IP geophysics. In early 2005, we initiated a drill program on the best known vein system on the property, known as the Marta vein. This drill program consisted of 45 short drill holes for a total of 3010 meters, testing the near surface targets that were largely determined by previous trenching results. In early 2006, we initiated a new drill program which we expect should include up to 10,000 meters overall (approximately 32,800 feet). The initial 25 drill holes, covering approximately 1,876 meters (approximately 6,150 feet) have focused on a number of different areas of the Marta vein system including the Yvonne vein, Marta Sur, Marta Centro, Marta Este, Marta Noroeste and Marta Norte. Analyses of the core and core logging have been completed.

Drilling results on the Yvonne and Marta Centro segments of the Marta vein showed a new vein-type massive sulphide occurrence with anomalous concentrations of zinc, lead, copper, silver, gold, tin and indium. The highest grade base metal and indium values occurred in holes P53 and P54, which contained 10.8 meters of 8.1 % Zn and 3.0 % Pb, 138 g/t Ag and 177 parts per million indium and 8.0 meters of 5 % zinc, 1 % lead, 1.5 % copper and 70 ppm indium, respectively. The mineralogy of this occurrence suggests a different type of ore deposit model from the other silver-gold structurally controlled mineralization found elsewhere on the property. This area remains untested along strike and at depth.

Additional drilling in the Marta Este, Marta Noroeste and Marta Norte were focused on expanding the positive drill results of the 2005 program. Significant intersections of silver-gold mineralization were encountered in this portion of the drill program and additional drill targets remain to be tested along strike and at depth.

The following table summarizes all of the results from the 2006 drill program:

Hole ID	From (m)	To (m)	Interval Width (m)	Gold (g/t)	Silver (g/t)	Copper (ppm)	Lead (ppm)	Zinc (ppm)	Tin (ppm)	Indium (ppm)
Yvonne (most holes intersected the zone below the level of oxidation)
P46	Zone of zinc enrichment with elevated copper intervals
	30.10	71.10	41.00	0.21	4.6	329	800	5832	79	na
	Including
	54.50	56.07	1.57	2.29	50.9	5,128	913	17,629	435	37
	And
	66.44	67.60	1.16	0.89	15.0	1,414	942	15,388	242	31
P47	Zone of zinc enrichment with elevated copper and lead intervals
	29.20	76.55	47.35	0.34	5.0	275	746	5426	104	na
	Including
	40.20	41.70	1.50	2.55	22.3	973	4,926	56,511	548	152
	And
	65.40	66.95	1.55	2.06	8.3	382	365	4,958	331	14
	And
	69.00	71.50	2.50	1.40	47.1	3,443	1,037	11,735	445	31
P48	Zone of zinc enrichment with elevated gold, silver, copper, lead and tin intervals
	19.30	48.30	29.00	1.24	6.7	245	1245	4176	177	na
	Including
	19.30	24.24	4.94	6.68	49.9	372	1,637	1,441	480	20
	Which includes
	22.30	23.30	1.00	30.64	100.0	1,054	5,714	3,053	2,000	73

P49	Zone of zinc enrichment with elevated copper and lead intervals
	45.00	96.92	51.92	0.19	4.1	237	832	2698	66	na
	Including
	82.25	84.50	2.25	3.54	40.6	4,386	1,198	6,439	903	48
P50	37.00	38.40	1.40	5.20	101.9	5,616	2,375	17,303	2,000	80
	In addition to a large zone of zinc enrichment, increasing toward the end of the hole
	50.30	72.48	22.18	-	-	48	647	5518	44	na
Marta Sur (Both holes intersected zone within oxidized zone)
P51	Zinc increasing toward end of hole
	42.00	43.20	1.20	1.68	16.0	28	104	402	<20	na*
	And
	50.90	51.90	1.00	1.55	33.4	74	126	290	<20	na*
P52	66.80	82.40	15.60	0.23	21.0	97	111	801	<20	na

Hole ID	From (m)	To (m)	Interval Width (m)	Gold (g/t)	Silver (g/t)	Copper (ppm)	Lead (ppm)	Zinc (ppm)	Tin (ppm)	Indium (ppm)
Marta Centro (both holes intersected the zone below the level of oxidation)
P53	A large zone of zinc and lead enrichment still in mineralization at hole end
	40.80	75.60	34.80	0.32	48.0	200	10,619	28,644	80	55
	Including
	45.70	56.50	10.80	0.85	138.7	574	30,197	80,905	170	177
	And
	50.80	51.25	0.45	1.31	196.7	2,115	52,300	329,500	513	1,184
P54	A large zone of zinc, copper and lead enrichment
	56.00	77.90	21.90	0.35	21.7	5,749	4,834	19,143	59	25
	Including
	56.00	64.00	8.00	0.90	50.8	15,657	10,607	49,967	92	70
	And
	59.70	61.40	1.70	1.48	72.8	44,883	22,208	60,885	97	45
	Anomalous lead and zinc continue to hole end
Hole ID	From (m)	To (m)	Interval Width (m)		Gold (g/t)	Silver (g/t)	Silver Equivalent (g/t) 60:1 Au:Ag
Marta Este
P55	50.30	55.80	5.50		0.43	80.60	106.40
P56	35.90	73.70	37.80		0.42	115.70	140.90
	Including
	61.50	71.60	10.10		1.17	375.10	445.30

P57	34.00	54.00	20.00	0.27	56.80	73.00
	Including
	36.60	39.50	2.90	0.31	149.20	167.80
	And
	52.20	54.00	1.80	0.87	133.40	185.60
Hole ID	From (m)	To (m)	Interval Width (m)	Gold (g/t)	Silver (g/t)	Silver Equivalent (g/t) 60:1 Au:Ag
P58	31.10	50.10	19.00	0.64	110.70	149.10
	Including
	31.10	43.70	12.60	0.78	108.90	155.70
	And
	47.50	50.10	2.60	0.63	230.90	268.70
P59	22.10	24.40	2.30	0.37	158.20	180.40
	And
	48.00	62.00	14.00	1.74	235.40	339.80
Marta Noroeste
P60	42.60	44.60	2.00	1.42	2.60	87.80
P61	24.60	25.60	1.00	0.06	107.40	111.00
P62	47.50	52.30	4.80	0.18	74.10	84.90
	And
	63.00	69.30	6.30	2.11	60.30	186.90
Marta Norte
P63	52.00	63.90	11.90	0.08	106.90	111.70
	Including
	52.00	54.00	2.00	0.28	466.90	483.70
	And
	58.90	63.90	5.00	0.07	57.80	62.00
P64	41.00	48.00	7.00	0.26	241.20	256.80
P65	57.40	59.40	2.00	0.04	67.00	69.40
P66	31.00	35.00	4.00	0.10	118.00	124.00
	Including
	34.00	35.00	1.00	0.20	322.00	334.00
P67	14.90	16.20	1.30	0.26	173.60	189.20
P68	20.90	22.20	1.30	0.18	224.00	234.80
	48.60	50.50	1.90	0.21	277.00	289.60
P69	32.70	45.90	13.20	0.14	58.50	66.90
	Including
	42.70	45.30	2.60	0.18	191.00	201.80
P70	30.00	36.20	6.20	0.15	100.00	109.00
	Including
	35.20	36.20	1.00	0.35	285.00	306.00

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

During the 12 months ending July 31, 2007, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $900,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs but including administrative and exploration costs. As at July 31, 2006, we had cash in the amount of $34,560 and a working capital deficit in the amount of $412,580. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation, to fund our working capital requirements and to enable us to pay our accounts payable and accrued liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $34,560 as of July 31, 2006 compared to cash of $62,647 as of January 31, 2006. We had a working capital deficit of $412,580 as of July 31, 2006 compared to a working capital deficit of $1,076,985 as of January 31, 2006. The majority of the deficiency at January 31, 2006 was due to four promissory notes, all with maturity dates within 12 months of January 31, 2006. During the current quarter, we borrowed an aggregate of $190,410 from two investors. These loans are each evidenced by a convertible promissory note. The first promissory note is in the amount of $100,000, bearing a flat interest rate of $5,000 and was due and payable on August 28, 2006. The second promissory note, payable to our president, Kenneth Hicks, is in the amount of C$100,000 and bears an interest rate of 6% per annum. This promissory note is payable on demand.

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

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending July 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending July, 2007.

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

Employees

As of July 31, 2006, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our President and our Chief Financial Officer, are required by the terms of their consulting agreements to spend all of their time on our affairs.

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

At January 31, 2006 and at July 31, 2006, no common shares in the capital of our company were held by an escrow agent.

At July 31, 2006, the following potential common shares were excluded from the computation of diluted loss per share since their effect is anti-dilutive:

Potential dilutive shares
Warrants	666,666
Convertible promissory notes	3,333,333
Stock options	2,140,000
6,139,999

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending July 31, 2007, we expect to spend approximately $900,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $34,560 as of July 31, 2006. In the current quarter, we raised equity financing of $50,000. As at July 31, 2006, we had a working capital deficit of $412,580. We incurred a net loss of $1,125,183 for the six month period ended July 31, 2006 and $4,998,159 since inception at December 21, 2001. We estimate our average monthly operating expenses to be approximately $75,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months and to repay promissory notes as they become due. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 28, 2006, to state that “the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.” We continue to experience net operating losses.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June 28, 2006 we issued a promissory note to Providence Securities Ltd. in the amount of $100,000 with flat interest of $5,000. The promissory note was due and payable on August 28, 2006 and has not been repaid to date.

On July 1, 2006 we issued a promissory note to Kenneth Hicks, our president, in the amount of $91,410 at an interest rate of 6% per annum. All or any portion of the amounts due under the promissory note are payable on demand.

On May 5, 2006 we issued 200,000 shares of our common stock to a director and officer upon the exercise of incentive stock options. The options were exercisable at an exercise price of $0.25 per share.

The issuance of these securities was in each case pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. None of the recipients was a U.S. person (as that term is defined in Regulation S), and none of the transactions took place in the United States.

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

10.14

Promissory Note dated June 28, 2006 issued to Providence Securities Ltd. filed as an exhibit to the current report of Form 8-K filed with the Commission on July 27, 2006 and incorporated herein by reference.

10.15	Promissory Note dated July 1, 2006 issued to Kenneth Hicks filed as an exhibit to the current report of Form 8-K filed with the Commission on July 27, 2006 and incorporated herein by reference.
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

37

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:         /s/ Kenneth Hicks

Kenneth Hicks

President and Director

(Principal Executive Officer)

Date: September 13, 2006.

By:         /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

(Principal Financial Officer and Principal

Accounting Officer)

Date: September 13, 2006.