Form 10QSB
period 2006-10-31
ARGENTEX MINING CORP
filed 2006-12-15
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

20,588,623 common shares issued and outstanding as at December 10, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	January 31,	January 31,
	2006	2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$296,971	$62,647
Prepaid expenses	9,284	286

Total current assets	306,255	62,933

Equipment (Note 4)	3,021	2,923

	$309,276	$65,856

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$289,851	$189,918
Convertible promissory note	250,000	500,000
Promissory notes	1,190,410	450,000

	1,730,261	1,139,918

Stockholders' equity

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: 2006 - Nil: 2005 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: 2006 - Nil: 2005 -2,000)	-	-
Common stock, 100,000,000 shares authorized with a par value	19,682	18,399
of $0.001 (issued: October 31, 2006 - 19,682,223; January 31, 2006 - 18,398,890)
Additional paid-in capital	3,651,195	2,780,515
Subscriptions received	177,333	-

Accumulated deficit during exploration stage	(5,269,195)	(3,872,976)

Total stockholders' equity	(1,420,985)	(1,074,062)

Total liabilities and stockholders' equity	$309,276	$65,856

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Cumulative Period from Inception (December 21, 2001) to October 31, 2006

Expenses
Consulting fees (Note 6)	$36,999	$33,118	$123,681	$111,818	$420,209
Depreciation	215	-	637	-	1,153
Investor relations and communication	29,000	15,016	70,932	55,875	1,315,234
Mineral property interests (Note 5 and 6)	24,872	109,332	550,847	550,568	1,846,470
Office and sundry	7,352	5,019	27,208	12,339	116,408
Rent	2,241	3,542	11,749	7,534	32,564
Professional fees	29,790	24,049	157,012	74,570	427,050
Stock-based compensation	100,133	44,875	339,416	89,750	503,937
Transfer agent fees	2,301	55	7,722	2,285	59,203
Travel	14,968	2,164	14,968	2,587	57,517

	247,871	273,170	1,304,172	907,326	4,779,745
Interest expense	23,165	16,385	92,047	46,172	489,450

Net Loss For the Period	$271,036	$253,555	$1,396,219	$953,498	5,269,195

Basic and diluted loss per share	$0.014	$0.013	$0.073	$0.046

Weighted average number of common
shares outstanding	19,496,136	19,276,607	19,246,680	20,909,470

0The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Cumulative Period from Inception (December 21, 2001) to October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(271,036)	$(253,555)	$(1,396,219)	$(953,498)	$(5,269,195)
Items not affecting cash:
Depreciation	215	-	637	-	1,153
Stock-based compensation	100,133	44,875	339,416	89,750	503,937
Shares issued to acquire mineral properties	-	-	-	-	3,500
Shares issued in payment of bonus	-	-	-	-	2,660
Non-cash interest	-	-	-	-	333,333
Changes in assets and liabilities:
Receivables	-	86	-		0
Prepaid expenses	(7,405)	(143)	(8,998)	35,462	(9,284)
Accounts payable and accrued liabilities	31,242	38,199	99,933	75,950	289,851
Net cash used in operating activities	(146,851)	(170,538)	(965,231)	(752,336)	(4,144,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	-	-	500,000
Issuance of promissory notes,	0	150,000	1,190,410	250,000	1,640,410
Repayment of promissory notes	-	-	(450,000)	-	(450,000)
Proceeds from issuance of capital stock	232,547	-	282,547	200,000	2,577,447
Share subscriptions received	177,333		172,333		177,333
Net cash provided by financing activities	409,880	150,000	1,195,290	450,000	4,445,190
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(618)	-	(735)	(1,370)	(4,174)
Net cash used in investing activities	(618)	-	(735)	(1,370)	(4,174)
Change in cash and cash equivalents
during the period	262,411	(20,538)	229,324	(303,706)	296,971
Cash and cash equivalents, beginning of period	34,560	21,401	62,647	304,569	-
Cash and cash equivalents, `end of period	$296,971	$863	$291,971	$863	$296,971
Cash paid for interest during the period	$-	$-	$-	$-
Cash paid for income taxes during the period	$-	$-	$-	$-
SCHEDULE OF NON-CASH ACTIVITIES
Conversion of Series "A" convertible preferred
shares to Common shares:
Series "A" convertible preferred shares	$-	$(2)	$-	$(2)
Common shares	$-	$2	$-	$2
	The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO OCTOBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

	Number of Preferred Shares Series A Convertible	Par Value	Number of common shares	Par Value	Share subscriptions Received	Additional Paid-in Capital	Accumulated Deficit During the Exploration Stage	Total Stockholders' Equity

Balance, December 21, 2001	-	$-		$-	$-	$-	$-	$-
(date of inception)
Shares issued:
For cash at $0.001	-	-	5,000,000	5,000	-	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	-	87,780	-	92,400
Net loss for the period	-	-	-	-		-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	-	87,780	(11,327)	86,073
Net loss for the year							(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	-	87,780	(70,021)	27,379
Net loss for the year	-	-	-			-	(31,390)	(31,390)
Balance, January 31, 2004	-		9,620,000	9,620	-	87,780	(101,411)	(4,011)
Shares returned to treasury			(4,600,000)	(4,600)	-	4,600	-	-
Shares issued:
For cash at $0.001	2,000	2	-	-	-	1,997,498	-	1,997,500
To acquire a wholly-owned corporation	-	-	833,333	833	-	32,500	-	33,333
To acquire a mineral property	-	-	833,333	834	-	32,500	-	33,334
For stock dividend	-	-	13,373,332	13,373	-	(13,373)	-	-
For a consulting agreement	-	-	200,000	200	-	2,460	-	2,660
Net loss for the period	-	-	-	-		-	(2,293,257)	(2,293,257)
Balance, January 31, 2005	2,000	$2	20,259,998	$20,260	$-	$2,143,965	$(2,394,668)	$(230,441)

-continued-

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO OCTOBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

	Number of Preferred Shares Series A Convertible	Par Value	Number of common shares	Par Value	Share suscriptions Received	Additional Paid-in Capital	Accumulated Deficit During the Exploration Stage	Total Stockholders' Equity

Balance, January 31, 2005 (cont'd)	2,000	$2	20,259,998	$20,260	$-	$2,143,965	$(2,394,668)	$(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	-	(2,220)	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	-	(58,417)	-	63,167.00
Shares issued for cash	-	-	666,667	667	-	199,333	-	200,000
Stock-based compensation	-	-	-	-	-	164,521	-	164,521
Non-cash interest	-	-	-	-	-	333,333	-	333,333
Net loss	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	0		18,398,890	18,399	-	2,780,515	(3,872,976)	(1,074,062)

Conversion of prommissory note	-	-	833,333	833	-	249,167	-	250,000
Stock-based compensation	-	-	-	-	-	100,133	-	100,133
Net loss	-	-	-	-	-	-	(518,568)	(518,568)
Balance, April 30, 2006	0	0	19,232,223	19,232		3,129,815	(4,391,544)	(1,242,497)

Exercise of stock options	-		200,000	200	-	49,800	-	50,000
Stock-based compensation	-		-	-	-	139,150	-	139,150
Net loss	-	-	-	-	-	-	(606,615)	(606,615)
Balance, July 31, 2006	-	-	19,432,223	19,432	-	3,318,765	(4,998,159)	(1,659,962)

Private placements	-	-	250,000	250	-	249,750	-	250,000
Cost of issuing shares	-	-	-	-	-	(17,453)	-	(17,453)
Share subscriptions received	-	-	-	-	177,333	-	-	177,333
Stock-based compensation			-	-	-	100,133	-	100,133
Net loss	-	-	-	-	-	-	(271,036)	(271,036)
Balance. October 31. 2006	0	$0	19,682,223	$19,682	$177,333	$3,651,195	$(5,269,195)	$(1,420,985)

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2006. The results of operations for the three and nine month periods ended October 31, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,569,195 for the period from December 21, 2001 (inception) to October 31, 2006, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2006.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

4. EQUIPMENT

		October 31, 2006
		October 31, 2006
	Cost	Accumulated Depreciation	Net

Computers	$4,058	$1,149	$2,909
Office equipment	116	4	112

	$4,174	$1,153	$3,021

		January 31,2006
	Cost	Accumulated Depreciation	Net

Computers	$3,439	$516	$2,923
Office equipment	-	-	-

	$3,439	$516	$2,923

5. MINERAL PROPERTY INTERESTS

a)	Pinguino Property

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

OCTOBER 31, 2006 and 2005

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

OCTOBER 31, 2006 and 2005

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

5.     MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Cumulative from Inception December 21, 2001 to October 31, 2006

Pinguino Project:
Acquisition	$-	$66,968	$91,463	$81,875	$196,015
Assaying, testing and analysis	7,493	4,974	33,388	49,323	143,112
Camp and field supplies	12,420	18,807	96,625	196,019	431,502
Drilling	1,158	7,221	214,551	40,054	540,501
Geological and geophysical	4,187	9,778	89,263	106,640	354,369
Travel and accommodation	652	1,584	6,806	12,287	33,486
	25,910	109,332	532,096	486,298	1,698,985

Condor Project:
Acquisition	-	-	-	2,746	7,528
Camp and field supplies	-	-	-	72	198
Geological and geophysical	-	-	-	1,527	4,185
	-	-	-	4,345	11,911

Rio Negro Properties:
Camp and field supplies	-	-	-	18,910	51,836
Geological and geophysical	-	-	-	12,010	32,921
Travel and accommodation	-	-	-	3,507	9,614
	-	-	-	34,427	94,371

Cinema Claims:
Acquisition	-	-	-	-	2,300
Geological and geophysical	-	-	-	-	13,157
	-	-	-	-	15,457

Other acquisition costs:
Santa Cruz Property	(1,038)	-	2,803	25,598	9,798
BC Claims	-	-	948	-	948
Nevada Claims	-	-	15,000	-	15,000
	(1,038)	-	18,751	25,598	25,746

	$24,872	$109,332	$550,847	$550,568	$1,846,470

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

6. PROMISSORY NOTES

Promissory notes payable are unsecured and are comprised of the following individual amounts:

Date issued	Maturity	Interest Rate	Amount

March 22, 2006	On demand after August 27, 2007	8%	$500,000
March 22, 2006	On demand after August 27, 2007	8%	500,000
June 28, 2006	August 28, 2006	$5,000 flat rate	100,000
July 1, 2006	On demand *	6%	90,410

			1,190,410

The promissory notes issued on March 22, 2006 may be prepaid at any time without penalty. The notes are convertible at $0.40 per share upon 90 days notice by the holder. From and after the date of a notice of conversion until the conversion date, the Company shall have the right to prepay any or all of the principal amount and interest to be converted pursuant to the notice of conversion.

*Due from a related party

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

8. SHARE CAPITAL

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

f)

On October 2 2006, the Company completed a private placement and issued 105,000 units for gross proceeds of $105,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before October 2, 2008. On October 6, 2006, the Company completed a private placement and issued 145,000 units for gross proceeds of $145,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before October 6, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $17,432 in the form of finder’s fees for net proceeds of $282,547 for both private placements.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance as at January 31, 2004 and 2005	-
	666,667	$0.40
	-	-
	-	-

Balance as at January 31, 2006	666,667	0.40
	125,000	1.75
	-	-
	-	-

Balance as at October 31, 2006	791,667	$0.61

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

8. SHARE CAPITAL (continued)

As at July 31, 2006, the following share purchase warrants were outstanding and exercisable:

Number of shares	Exercise Price	Expiry Date

666,667	$0.40	June 24, 2007
52,500	$1.75	October 2, 2008
72,500	$1.75	October 6, 2008

791,667	$0.61

Stock Options

On February 16, 2005, the Company adopted its 2005 Incentive Stock Plan (the "2005 Plan") to grant options to directors, officers, employees and consultants. Under the 2005 Plan, the Company may grant options to acquire up to 2,500,000 common shares of the Company.

Stock option transactions are summarized as follows:

	Number of shares	Weighted Average Exercise Price

Balance as at January 31, 2004 and 2005	-	$-
Issued	1,420,000	0.25
Exercised	-	-
Expired	-	-
Balance as at January 31, 2006	1,420,000	0.25
Issued	920,000	0.53
Exercised	-	-
Expired	-	-
Balance as at April 30, 2006	2,340,000	0.36
Issued		-
Exercised	(200,000)	0.25
Expired	-
Balance as at July 31and October 31, 2006	2,140,000	$0.37

The weighted average fair value per stock option granted during the nine months ended October 31, 2006 was $0.53 (2005 - $0.326).

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

8. SHARE CAPITAL (continued)

As at October 31, 2006, the following stock options were outstanding and exercisable:

Number of shares	Exercise Price	Expiry Date

270,000	$0.25	December 13, 2009
50,000	0.25	June 26, 2010
600,000	0.49	February 7, 2011
200,000	0.58	February 9, 2011
120,000	0.62	March 10, 2010
900,000	0.25	June 26, 2015
2,140,000

Stock-based compensation

The fair value of stock options granted during the nine months ended October 31, 2006 was $400,532 (2005 - $44,875) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the three months ended October 31, 2006 was $100,133 (2005 - $44,875). Total stock-based compensation recognized during the nine months ended October 31, 2006 was $339,416 (2005 - $89,750). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation expenses with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005
Risk-free interest rate	3.98%	3.85%
Expected life of options	4.9 years	8.7 years
Annualized volatility	119%	112%
Dividend rate	0.00%	0.00%-

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

9. RELATED PARTY TRANSACTIONS

a)

Effective February 1, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $7,250 per month. During the nine months ended October 31, 2006 Company paid consulting fees of $73,693 (2005 - $67,008) relating to this management agreement.

b)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the nine months ended October 31, 2006, the company paid consulting fees of $26,484 (2005 - $Nil) relating to this management agreement.

c)	On July 1, 2006, a director and office of the Company advanced $90,410 to the Company. The advance is dues on demand, bears interest at 6% and is secured by a promissory note.

10. SEGMENT INFORMATION

As at July 31, 2005, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	October 31, 2006	January 31, 2006

Identifiable assets:
Canada	$289,895	65,856
Argentina	19,381	-
	$309,276	$65,856

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2006

Loss for the period:
Canada	$227,427	$$144,223	$$802,469	$402,930
Argentina	43,609	109,332	593,750	550,568

	$271,036	$$253,555	$$1,396,219	$$953,498

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

(Unaudited)

(Stated in U.S. Dollars)

11. SUBSEQUENT EVENTS

a)

Subsequent to October 31, 2006, the Company completed three private placements and issued 876,400 units for gross proceeds of $876,400, of which $177,333 had been received before October 31, 2006. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

b)	Subsequent to October 31, 2006, the Company issued 30,000 common shares as bonuses to two consultants in Argentina.

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

We recently decided to apply for a listing for our company’s common shares on the Canadian TSX Venture Exchange (also known as the “TSX-V”) and we propose to do so within the next few months. Because our company is incorporated in Nevada, TSX-V has refused to accept a listing application from us unless we agree to either (i) amend our Articles of Incorporation to include certain clauses required by TSX-V; or (ii) re-domesticate from Nevada to another jurisdiction. We anticipate that we will be required to elect one of these two options before TSX-V will grant us a listing but we do not intend to make this election until after we have filed an application. In anticipation of this possibility, on May 1, 2006, we formed a new Delaware company under the name Argentex Mining Corporation. If we decide to re-domesticate our company to Delaware, we will ask our shareholders to approve doing so by way of a merger with this new, wholly-owned Delaware subsidiary. If we elect the other option, we will be required to seek the approval of our shareholders to amend our Articles of Incorporation. If we decide to pursue either of these options, we intend to prepare and distribute to our shareholders a form of proxy and proxy solicitation material describing our proposal at the time.

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

Our current mineral properties consist of five groups of mineral exploration claims. Four of these groups of claims are located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Our fifth group of mineral exploration claims is located in the Revelstoke area of British Columbia, Canada. This fifth group of claims has been registered in the name of our company. Until recently we were party to a letter of intent with Staccato Gold Resources Ltd. pursuant to which we were considering the acquisition of an interest in a sixth group of mineral claims known as the Long Peak property, located in Lander County, Nevada but we have since decided that we are not interested in pursuing this opportunity and the letter of intent has expired according to its terms. For a more detailed description of our mineral resource properties, please refer to the discussion entitled “Description of Property” beginning at page 11 of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 12, 2006. Our recent activities have focused primarily on our Pinguino (Santa Cruz Province) property.

There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Please refer to the section entitled ‘Risk Factors’, beginning on page 27 of this quarterly report on Form 10-QSB, for additional information about the risks of mineral exploration.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the twelve month period ending November 30, 2007.

Pinguino Project

During 2004 we engaged in preliminary exploration activities at our Pinguino property. These preliminary exploration activities consisted primarily of prospecting, soil sampling, trenching and trench sampling and IP geophysics. In early 2005, we initiated a drill program on the best known vein system on the property, known as the

Marta vein. This drill program consisted of 45 short drill holes for a total of 3010 meters, testing the near surface targets that were largely determined by previous trenching results. In early 2006, we initiated a new drill program which we expect should include up to 10,000 meters overall (approximately 32,800 feet). The initial 25 drill holes, covering approximately 1,876 meters (approximately 6,150 feet) focused on a number of different areas of the Marta vein system including the Yvonne vein, Marta Sur, Marta Centro, Marta Este, Marta Noroeste and Marta Norte.

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

In our quarterly report for the three months ended July 31, 2006 and filed September 13, 2006, we included a table that summarizes all of the results from the 2006 drill program.

In October 2006, we commenced geophysical testing and a detailed topographic survey to ensure accurate surface profiles to assist us in plotting drill sections for our next phase of drilling. We used the results of this ground geophysics program to fill data gaps in our existing geophysical grid and to expand and enhance zones of interest along the Marta trend and in a number of potentially significant areas in the vicinity. A large number of anomalies have so far been identified through approximately 25 line miles (40 line kilometers) of 3D Induced Polarization surveys that were completed along the Marta trend in 2004. Many of these anomalies, which were successfully tested as part of the company’s ongoing 2006 drill program, remain open to expansion in all directions. To date, detailed geological mapping has discovered approximately 36.4 miles (58.7 kilometers) of epithermal veins exposed on the property.

On November 30, 2006 we announced the commencement of our current drilling program at Pinguino, which is proposed to include a minimum of 3,000 meters (9,842 feet) of HQ diamond drilling. The initial focus of this program will be the chargeability anomaly in the area of holes P53 and P54 mentioned above, where we encountered high base metal and indium values.

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

During the 12 months ending November 30, 2007, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require approximately $960,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs but including administrative and exploration costs. As at October 31, 2006, we had cash in the amount of $297,961 and a working capital deficit in the amount of $1,424,006. During the month of November and the first 10 days of December, we raised additional gross proceeds from private placements of approximately $699,000. We do currently have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months and pay down existing debt. We plan to raise any additional working capital that we require through private placement sales of our common stock, though there can be no assurance that we will be able to do so.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property. In addition to the acquisition cost, we may require significant funds to develop the property. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $296,971 as of October 31, 2006 compared to cash of $62,647 as of January 31, 2006. We had a working capital deficit of $1,424,006 as of October 31, 2006 compared to a working capital deficit of $1,076,985 as of January 31, 2006. The majority of the deficiency at January 31, 2006 was due to five promissory notes, three with maturity dates within 12 months of October 31, 2006 and two payable on demand, though one of these demand notes provides that demand may not be made until after October 18, 2007.

During the month of November and up to December 5, 2006, we raised gross proceeds of $699,000 through the sale of equity.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, and to pay down existing debt. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending October 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending October 31, 2007.

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

Employees

As of October 31, 2006, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. In addition, we have two consultants working for us on a short term basis to help identify potential sources of finance. None of our consultants, including our President and our Chief Financial Officer, are required by the terms of their consulting agreements to spend all of their time on our affairs.

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

At January 31, 2006 and at October 31, 2006, no common shares in the capital of our company were held by an escrow agent.

At October 31, 2006, the following potential common shares were excluded from the computation of diluted loss per share since their effect is anti-dilutive:

Potential dilutive shares
Warrants	791,667
Convertible promissory notes	3,333,333
Stock options	2,140,000
6,265,000

Recent Accounting Pronouncements

September 2006 – Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on the consolidated financial statements.

September 2006 - FASB issued Statement No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of Statement No. 157 will change current practice. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of Statement No. 157 but does not expect that it will have a material impact on the consolidated financial statements.

In March 2006 - FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending October 31, 2007, we expect to spend approximately $960,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $296,971 as of October 31, 2006. During November and up to December 5, 2006, we raised gross proceeds from sales of equity of $699,000. As at October 31, 2006, we had a working capital deficit of $1,424,006. We incurred a net loss of $1,396,219 for the nine month period ended October 31, 2006 and $5,269,195 since inception on December 21, 2001. We estimate our average monthly operating expenses to be approximately $75,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months and to repay promissory notes as they become due. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Although our primary exploration property is titled in our name, our rights to that property are subject to a written option agreement. If we materially breach the terms of that option agreement, our rights in the property could be forfeit.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 2, 2006, we issued 105,000 Units at a purchase price of $1.00 per Unit to five (5) non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $105,000. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 6, 2006, we issued 145,000 Units at a purchase price of $1.00 per Unit to three (3) non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $145,000. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 15, 2006, we issued 348,400 Units at a purchase price of $1.00 per Unit to nine (9) non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $348,400. Each Unit consists of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 23, 2006, we issued 500,000 Units at a purchase price of $1.00 per Unit to one (1) non U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $500,000. Each Unit consists of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 5, 2006, we issued 28,000 Units at a purchase price of $1.00 per unit to three non-U.S. persons for gross proceeds of 28,000. Each Unit consists of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 7, 2006, we issued 15,000 common shares to each of two consultants of our company (for an aggregate total of 30,000 shares). These consultants are non-U.S. persons that work for our company in Argentina and the shares were issued as an incentive bonus for services rendered at a deemed price of $1.53 per share. The price per share was determined by reference to the closing price (last sale of the day) of our shares on the Over-The-Counter Bulletin Board on December 6, 2006. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

Date: December 14, 2006

By: /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

(Principal Financial Officer and Principal

Accounting Officer)

Date: December 14, 2006