Form 10KSB
period 2007-01-31
ARGENTEX MINING CORP
filed 2007-05-14
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
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

21,052,443 common shares @ $1.215(1) = $25,578,718.25

(1) Average of bid and ask closing prices on April 16, 2007.

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

21,794,109 common shares issued and outstanding as of April 16, 2007

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

Note Regarding Forward Looking Statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. Because our executive offices are located in Canada, we incur many of our expenses in Canadian dollars. Except with respect to our financial statements or as otherwise expressed, where in this Form 10-KSB we provide both a dollar amount followed by a

Canadian dollar amount in parenthesis, we have converted from Canadian dollars at an exchange rate of $0.8480, which is the rate used by the Bank of Canada at January 31, 2007.

As used in this annual report, the terms "we", "us", "our", and "Argentex" mean Argentex Mining Corporation and our wholly owned subsidiaries SCRN Properties Ltd., a Delaware corporation, and Argentex Mining Corporation, a Delaware corporation, unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number is (604) 601-8336.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AGXM" and on the Frankfurt Stock Exchange under the symbol “DEB”.

We have two wholly-owned subsidiaries. One of these is SCRN Properties Ltd., a Delaware corporation, through which we hold our property interests in Argentina. The other is Argentex Mining Corporation, also a Delaware corporation, which we formed in order to enable us to move our company’s domicile from the state of Nevada to the state of Delaware if we elect to do so in order to pursue a listing on the Canadian TSX Venture stock exchange (see discussion in ‘Corporate History’, below)

Corporate History

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

We have recently decided to pursue a listing for our company’s common shares on the Canadian TSX Venture Exchange (also known as the “TSX-V”). The TSX-V has recently adopted an internal policy whereby they have refused to accept listing applications from companies incorporated in Nevada unless the applicant either (i) amends its articles of incorporation to conform to certain requirements of TSX-V intended to provide shareholder protections substantially equivalent to the protections provided by the Business Corporation Act (Canada); or (ii) re-domesticates from Nevada to another jurisdiction. We have commenced informal discussions with TSX-V with respect to this policy, though we have not yet filed a listing application with it. Depending on the outcome of these discussions, we may ask our shareholders to approve either (a) the re-domestication of our company from Nevada to Delaware or (b) an amendment to our articles of incorporation to include some or all of the clauses requested by TSX-V. On May 1, 2006, we formed a new Delaware company under the name Argentex Mining Corporation. If we decide to re-domesticate our company to Delaware, we will ask our shareholders to approve doing so by way of a merger with this wholly-owned Delaware subsidiary. If we decide to pursue either of these options, we intend to prepare and distribute to our shareholders a form of proxy and proxy solicitation material describing our proposal.

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

As discussed in more detail below and in the Description of Property section of this annual report on Form 10-KSB beginning at page 11, below, our current mineral properties consist of five groups of mineral exploration claims. Four of these groups of claims are located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Our fifth group of mineral exploration claims is located in the Revelstoke area of British Columbia, Canada. This fifth group of claims is registered in the name of our company.

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

Employees

As of April 17, 2007, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our President and our Chief Financial Officer, are required by the terms of their consulting agreements to spend all of their time on our affairs.

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

Competition

There are numerous mining and exploration companies in Argentina, both big and small. All of these mining companies are seeking properties of merit. While we may compete with other exploration companies in our effort to locate and license mineral resource properties, we do not compete with them for the removal or sale of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist world-wide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we are able to identify and produce. Our ability to be competitive in the market over the long term is dependent upon the quality and amount of ore discovered, cost of production and proximity to our market. Due to the large number of companies and variables involved in the mining industry, it is not possible to pinpoint our direct competition.

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

In Argentina, minerals are owned by the provincial governments. Individual provinces are allowed to impose a maximum 3% royalty on mineral production. Exploration rights are acquired by filing a cateo, which gives exclusive prospecting rights for an area for a period of time, generally three years with the provincial mining authorities. The holder of a cateo has the exclusive right to establish a “manifestacion de descubrimiento”, or “manifestation of discovery”, on that cateo. Manifestations of discovery can also be set without a cateo on any land not covered by someone else’s cateo. Manifestations of discovery are filed as either a vein or a disseminated discovery. A square protection zone can be declared around the discovery of up to 840 hectares for a vein manifestation of discovery or 7,000 hectares for a disseminated manifestation of discovery. The protection zone grants the holder exclusive rights for an indefinite period, during which the holder must provide an annual report presenting a program of exploration work and investments related to the protection zone.

A cateo is an exploration concession that confers priority for the owner to apply for a mining concession (called a “pertenencia”) later. Cateos are measured in 500 hectare unit areas and cannot exceed a total of 20 units (10,000 hectares). The length of the cateo tenure is based on its area and starts on the date of awarding the cateo. Typically, exploration companies acquire cateos in blocks of 5,000 or 10,000 hectares. 330 days after receiving the rights to the cateo, 50% of the area over four units (2,000 hectares) must be dropped. At 730 days, 50% of the area remaining must be dropped. Time extensions may be granted to allow for bad weather, difficult access, financial issues, etc.

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

The Argentine mining act requires payment of a "canon fee" (tax) of 400 pesos per unit payable upon the application for the cateo.

A “manifestation of discovery” is a block of land similar to a claim in that when the required work and payments are completed, it can be perfected into a “mina”. A pertenencia or mina is required prior to production.

We filed a Notice of Work (“Muestra de Informe”) with the Dirección de Minería in the Province of Santa Cruz in December 2004 outlining our planned exploration program for 2005 on our Pinguino property. A Notice of Work does not have to be renewed annually so long as the type of work on the property remains the same during the next year. As our exploration program for the Pinguino property during 2006 was, and our planned exploration program for the Pinguino property for 2007 should be, substantially similar to our 2005 exploration program we have not been required to renew or re-file a Notice of Work. No other permits were required for exploration, though we did file a preliminary environmental report on the Pinguino property with the Provincial authorities in December, 2004.

We have not filed any Notice of Work or other plan for any of our other Argentina properties as at the date of filing this annual report on Form 10-KSB. Our focus has been, and we intend for our focus during 2007 to remain, primarily on our Pinguino property.

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

Our Revelstoke claims were registered with the Province of British Columbia on March 27, 2006. We were required to perform exploration or development work or make payments in lieu of such work on or before March 27, 2007 in order to preserve these claims. On March 25, 2007, 2007, we elected to make payments in lieu of work to preserve these claims. At the time of renewal, we elected to reduce the acreage covered by these claims, as well, though the claim numbers are otherwise unaffected. We do not currently have any plan to explore these mineral claims.

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

RISKS ASSOCIATED WITH MINING

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

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

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver, copper, lead, zinc and indium. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending April 30, 2008, we expect to spend approximately $800,000 on the maintenance and exploration of our mineral properties, the operation of our company and obtaining a listing for our common shares on the TSX Venture Exchange, a Canadian stock exchange. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. From inception through January 31, 2007, we suffered losses of $6,204,485. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $901,549 as of January 31, 2007. During February, March and April of 2007 we raised $311,260 through the sale of our capital stock and the exercise of share purchase options. As at January 31, 2007, we had a working capital deficit of approximately $1,125,492. We estimate our average monthly operating expenses to be approximately $66,000 each month, including exploration, general and administrative expense and investor relations expenses. Cash on hand as of the date of filing of this annual report on Form 10-KSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. In addition, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Also, we may be required to repay currently outstanding convertible debt. We will probably need to raise additional funds. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended January 31, 2007, which are included with this annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

Although our primary exploration property is titled in our name, our rights to that property are subject to a written option agreement. If we materially breach the terms of that option agreement, our rights in the property could be forfeit.

We entered into a Mineral Property Acquisition Agreement dated February 24, 2004 with Christopher Dyakowski, an ex-director and ex-officer of our company, whereby we agreed to make periodic option payments in cash in exchange for an option to purchase up to 100% of the mineral rights in the parcel of claims that we refer to as the Pinguino property, located in the Santa Cruz province of Argentina. If we fail to make these payments on time, our option on the Pinguino property could lapse and our interest in the Pinguino property could be forfeit. If this were to happen, our business would be harmed.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Executive Offices

Our principal offices are located at Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. Our telephone number at our principal office is (604) 601-8366. Our fax number is (604) 408-8893. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $1,000 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd. maintains an office c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Mineral Properties

Our wholly-owned subsidiary company, SCRN Properties Ltd., owns interests in three mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and has agreed to purchase an option to acquire a fourth mineral property in Santa Cruz province. In addition, our company owns interests in a fifth mineral property located near the City of Revelstoke, in British Columbia, Canada. To date, we have concentrated the bulk of our exploration efforts and expenditures on the Pinguino property, which is the property located in the Santa Cruz province of Argentina on which we have agreed to purchase an option. During the next 12 months, we intend to continue to focus our efforts primarily on this property.

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

The following is a brief description of each of our mineral properties:

Pinguino

Acquisition:

We agreed to purchase an option to purchase the Pinguino property in a mineral property option agreement dated February 24, 2004 between our company and Christopher Dyakowski, who was then our President, Secretary, Treasurer and a member of our board of directors. The purchase price for the option was approximately $393,500 ($450,000 CAD) payable in five installments as follows:

•	approximately $43,710 (CAD$50,000), paid on July 1, 2004;
•	approximately $65,565 (CAD$75,000), paid September 9, 2005;
•	approximately $87,420 (CAD$100,000), paid on July 1, 2006;
•	approximately $87,420 (CAD$100,000) due on or before July 1, 2007; and
•	approximately $109,275 (CAD$125,000) due on or before July 1, 2008.

When we have finished paying all of these installments, the option will be deemed to have been exercised and we will own the Pinguino property subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski. We will have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of approximately $874,200 (CAD$1,000,000) and all of it for the sum of approximately $1,748,400 (CAD$2,000,000). For administrative convenience, title to all of the claims comprising the Pinguino property has been transferred to our subsidiary, SCRN Properties Ltd. In addition, during the term of the option agreement, our company has the sole and exclusive right to possess, explore and exploit the Pinguino property. During this period, we also have the obligation to maintain the mineral claims comprising the Pinguino property in good standing.

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

Prior Work:

The only historical exploration at the Pinguino property was done by Minera Mincorp between 1994 and 1996 in essentially the same area called the Cerro Léon Project. We are advised that their work included a reconnaissance geochemical lag samples, 196 kilometers² of geological mapping, excavation and sampling of 155 trenches totaling 1,543 meters along the silicified veins. In addition, 18 HQ diamond drill holes (1,032 m total) drilled along the principal vein on the property (known as the “Marta vein”) and other veins returned values somewhat lower than the surface results and with higher silver values locally. Minera Mincorp ceased work on the project in 1996. The data and core are at the Cerro Vanguardia minesite, which we do not own or have any right to, and have not been made available to our company.

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

Our Work on the Pinguino Property to Date:

During 2004 we engaged in preliminary exploration activities at our Pinguino property. These preliminary exploration activities consisted primarily of prospecting, soil sampling, trenching and trench sampling and IP geophysics. In early 2005, we initiated our first drill program on the best known vein system on the property, known as the Marta vein. This drill program consisted of 45 short drill holes for a total of 3,010 meters, testing the near-surface targets that were largely determined by previous trenching results.

We focused our drilling efforts on selected areas along the Marta vein based upon anomalous results from surface trenching. Analytical results returned a number of intervals of anomalous silver-gold mineralization contained in epithermal veins hosted by sedimentary rocks of the Roca Blanca formation. With an average length of approximately 75 meters, many of these holes tested the oxidized portion of the vein systems. The estimated depth of oxidation appears to be approximately 35-40 meters below surface.

In March 2006, we undertook a second drill program on the Pinguino property. We continued to focus on the Marta vein system, much of which remained untested from the previous drilling. The method of drill target definition in this drilling was different than previous drilling in that geophysical anomalies along the Marta trend were tested. Again, a number of mineralized silver-gold intervals were discovered in the northern part of the Marta vein but, in the southern portion, two drill holes intersected into a substructure of the main Marta vein that revealed high base metal, silver, gold and indium values. Other drill holes in the adjacent Yvonne vein also showed a high sulphide content and anomalous base, precious and indium values over significant widths.

A followup drill program, consisting of 30 holes for a total of 3000 meters was completed in mid-January 2007. We focused on the central part of the Marta vein system, in which approximately 500 meters of the approximate 700 meter mapped strike length was tested by shallow drill holes. A small number of holes were also drilled in Yvonne. We announced the analytical results for this 30 hole drilling program on April 16 and April 23, 2007. The Marta

Centro results show increased metal grades and thickness at depth, while the Yvonne results show higher gold and copper values than previous drilling in that area.

The use of IP geophysics and specific chargeability anomalies has proved to be a much better targeting method than previously thought when the initial geological impression was of a low-sulphidation epithermal model. The high concentrations of sulphides in a central core zone surrounded by disseminated and veinlet mineralization provides an excellent target for this type of geophysical method.

Mapping has indicated approximately 60 kilometers of epithermal veins and vein-breccias on the property. Very few of these have been sufficiently tested and sampled with work completed to date. The geophysical coverage completed on the Marta vein in 2004 is currently being supplemented by additional grid coverage on new veins.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify development of a mine or the conduct of mining operations.

Regional Geology

The Pinguino property is located in the Patagonia region of southern Argentina in a physiographic province referred to as the Deseado Massif. This area is in part underlain by continental Jurassic felsic ignimbrites, megabreccias, pyroclastic flows, tuffs and volcanic flows. Local stratigraphy is comprised of Roca Blanca (Lower Jurassic) and Bajo Pobre (Mid-Jurassic).

The mineralization discovered to date on the Pinguino Property can be classified into two models of epithermal mineralization. In the northern part of the Marta vein, quartz-adularia-sericite gold-silver epithermal mineralization in a strongly northwest trending structural zone conforms in many respects to the model for a low-sulphidation precious metal occurrence. In the southern part of the Pinguino property, specifically in Marta Centro and Yvonne, the high sulphide base metal mineralization and the numerous occurrences of vein and sulphide brecciation appear to indicate a mineralizing system driven from below by a possible intrusive source within that same northwest trending structural zone. Within the property boundaries oblong airborne magnetic anomalies, seen in Santa Cruz provincial airborne magnetic data, in the vicinity of high sulphide mineralization drill intersections appear to support that theory.

Property Geology

The main Pinguino vein system is an argillic altered, silicified system that is moderately resistant to weathering and is exposed up to 10 meters, relative to the flat surrounding land. Silicification and disseminated-veinlet mineralization can also be tens of meters in width. In total, the main Marta vein is exposed over a strike length of six kilometers but numerous subsidiary parallel and conjugate veins are known and total approximately 60 kilometers in combined strike length. Rusty weathering gossan or hematite is found in conjunction with some sections of the mineralized system. As well, colloform, banded silica and open space fillings are exposed in surface trenches and weathered insitu.

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

Accessibility

National Route 3 is the major paved provincial highway in southeastern Argentina. It parallels the Atlantic coast and connects the major regional centers Comodoro Rivadavia and Rio Gallegos. Both centers are served by daily flights from Buenos Aires. The nearest city to the property, Puerto San Julian is located on the Atlantic coast 160 kilometers southeast of the property. It is 250 kilometers south of Comodoro Rivadavia and 400 kilometers north of Rio Gallegos along National Route 3.

Vehicle access to the property is via National Route 3 to the village of Tres Cerros, which is about 140 kilometers north of Puerto San Julian. The graveled (ripio) Provincial Route 87 goes west from Tres Cerros for 40 kilometers where it meets Provincial Route 75 that heads northwest for 21 kilometers. The local road turns north for 16 kilometers to the estancia El Piche. A single lane gravel road continues another 12 kilometers west to give access to the project area. Within the property, gravel and dirt roads provide good access to most areas of the property. In winter or during infrequent rainstorms, four-wheel drive is necessary.

The property covers several estancias (sheep ranches), some abandoned, located in the central part of Santa Cruz Province, particularly El Piche.

Infrastructure

There are no nearby power lines or telecommunication lines. A natural gas transmission line is located within 65 kilometers east of the property, passing just west of Puerto San Julian. The main economic activity is sheep farming. The Cerro Vanguardia gold and silver mine and mill site, operated by a subsidiary of Anglo Gold, is located approximately 48 kilometers southeast from the center of the Pinguino property. The technical college at Puerto San Julian has introduced technical training for the mining industry to increase the capacity of the local workforce.

Budget

We estimate that our proposed exploration program on the Pinguino property will cost approximately $422,000 over the 12 month period ending February 28, 2008, including the option payment due on or before July 7, 2007. Our goal during this period will be the expansion of geophysical coverage on the property and continued drill testing of geophysical anomalies along the Marta vein and subsidiary veins. Our success to date in correlating geophysical anomalies with high sulphide base metal mineralization is encouraging as we plan future exploration work.

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

Santa Cruz Properties

Acquisition

We own interests in 15 additional mineral claims in the Santa Cruz Province of Argentina that form two groups, or properties. We refer to one of these groups of mineral claims, consisting of 10 claims, as the “Santa Cruz” properties. We refer to the remaining five mineral claims as the “El Condor” property. These claims collectively cover approximately 55,027 hectares.

The Santa Cruz Properties are described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Diamante 1	407.929/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,900

Diamante 2	407.928/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,850
CV Norte	407.935/03	SCRN Properties Ltd.	Cateo	6,355
CV 1	407.931/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
CV2	407.930/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
CV 3	407.932/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
La Leona	407.220/03	SCRN Properties Ltd.	Cateo	6,800
Cerro Contreras	407.182/03	SCRN Properties Ltd.	Cateo	9,750
Nuevo Oro 1	407.933/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,903
Nuevo Oro 2	407.934/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,951

The Diamante 2, CV Norte, CV 1, CV 3, La Leona, Cerro Contreras, and Nuevo Oro 1 and Nuevo Oro 2 were acquired by us pursuant to the terms of a mineral property acquisition agreement dated February 24, 2004 between us and Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and a former director. We refer to this group of claims as the “Dyakowski property”.

As consideration for the Dyakowski property, we issued to Mr. Dyakowski, subject to escrow and return to treasury conditions, a total of 833,333 shares of our common stock. As the result of a March 15, 2004 share dividend, these 833,333 shares were increased to 2,499,999 shares. Under the agreement, these shares were to be returned to treasury if we did not commence work on the Dyakowski property, the Pinguino property and a third property (see discussion of the SCRN property, below) on or before April 30, 2004. As we commenced our work program prior to April 30, 2004, these 2,499,999 shares were not returned to treasury at that time. Under the agreement, these shares were to continue to be held in escrow and released to Mr. Dyakowski, if at all, in installments over a period of time and upon the occurrence of certain events. These escrow provisions were subsequently deleted, and the number of shares to be released to Mr. Dyakowski was reduced, pursuant to the terms of a Restated Amendment to Mineral Property Acquisition Agreements dated as of August 8, 2005. This Restated Amendment is described below, at page 19.

We acquired the Diamante 1 and CV2 Manifestacions de Descubrimiento pursuant to a mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., whereby we also acquired three additional manifestations of discovery located in the Rio Negro Province of Argentina and discussed at page 48, below, under the heading “Rio Negro Properties”. We paid to Storm Cat Energy Corp. the sum of approximately $7,528 for all of these manifestations of discovery. At the time of this acquisition in February, 2004, Storm Cat Energy Corp. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

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

We acquired the El Condor property pursuant to a mineral property acquisition agreement dated February 20, 2004 between our company and San Telmo Energy Ltd. As consideration for the Condor property we paid to San Telmo Energy Ltd. the sum of approximately $7,528. The Condor property is subject to a 2% net smelter returns royalty in favor of San Telmo Energy Ltd. We have the right to repurchase one half of this royalty for approximately $874,200 (CAD$1,000,000) and all of this royalty for approximately $1,748,000 (CAD$2,000,000). At the time of this acquisition in February, 2004, San Telmo Energy Ltd. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary and director.

There are no maintenance fees to be paid on a cateo or on a manifestation of discovery, but there are semi-annual fees charged to maintain a pertinencia. We are current in the payment of all maintenance fees on that portion of our El Condor property comprised of pertinencias.

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

In May, 2004 we conducted reconnaissance prospecting and limited soil sampling and geophysics on the El Condor property. Historical results showed indications of visible gold within a small area and the exploration program was directed to expand the area of potential mineralization through geochemical and geophysical means. The anomalous geochemistry was spotty and did not show a coherent pattern. Geophysics showed an extension of the resistive material to depth. No further work has been carried out on El Condor.

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

Budget

We estimate that preliminary exploration programs on our Santa Cruz properties will cost approximately $22,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program may include prospecting of northwest-trending lineaments together with geological mapping, soils and magnetometer surveys.

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

Rio Negro Properties

Acquisition and Location

We own interests in three cateos and 15 manifestations of discovery located in the Los Menucos epithermal gold district of Rio Negro province. These Rio Negro properties cover 68,799 hectares and are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Catre 1	28.020-M-2.003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,906
Catre 2	28.030-M-2.003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,940
Mochas 1	28.044-03	SCRN Properties Ltd.	Cateo	9,450
Mochas 2	28.044-03	SCRN Properties Ltd.	Cateo	9,959
Mochas 3	28.046-03	SCRN Properties Ltd.	Cateo	9,877
Pilquin 1	28.031-M-2003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,475
Pilquin 2	28.032-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
Pilquin 3	28.033-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
Pilquin 4	28.034-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,950
Pilquin 5	28.035-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,950
Pilquin 6	28.036-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,999
Pilquin 7	28.037-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,880
Pilquin 8	28.038-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,959
Pilquin 9	28.039-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,999
Pilquin 10	28.040-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,730
Pilquin 11	28.041-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,840
Pilquin 12	28.042-M-2003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,920
Pilquin 13	28.043-M-2003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,965

The Catre 1 and Catre 2, Pilquin 2 and 3, and Pilquin 4 through 11 Manifestacion de Descubrimiento and the Mochas Cateos, which we have sometimes referred to collectively as the “SCRN property”, belong to SCRN Properties Ltd. We acquired all of the issued and outstanding shares of SCRN Properties Ltd., pursuant to the terms of a share purchase agreement dated February 24, 2004 with Christopher Dyakowski, our former President, Chief

Executive Officer, Chief Financial Officer, Secretary and director. Under this share purchase agreement, Mr. Dyakowski sold to our company all of the issued and outstanding shares of SCRN Properties Ltd. in exchange for a total of 833,333 shares of our common stock, which we issued to Mr. Dyakowski subject to escrow and return-to-treasury conditions. As the result of a March 15, 2004 share dividend, these 833,333 shares were increased to 2,499,999 shares. Under the agreement, these shares were to be returned to treasury if we did not commence work on the Dyakowski property, the Pinguino property or the SCRN property on or before April 30, 2004. As we commenced our work program prior to April 30, 2004, these 2,499,999 shares were not returned to treasury at that time. Under the agreement, these shares were to continue to be held in escrow and released to Mr. Dyakowski, if at all, in installments over a period of time and upon the occurrence of certain events. These escrow provisions were subsequently deleted, and the number of shares to be released to Mr. Dyakowski was reduced, pursuant to the terms of a Restated Amendment to Mineral Property Acquisition Agreements dated as of August 8, 2005.

On June 30, 2005, we entered into an amending agreement with Christopher Dyakowski whereby we amended the mineral property acquisition agreement dated as of February 24, 2004 pertaining to the Dyakowski properties, the share purchase agreement dated as of February 24, 2004 pertaining to the acquisition of all of the issued and outstanding shares of SCRN Properties Ltd., and an Escrow Agreement dated as of March 4, 2004. This amending agreement was restated August 8, 2005. In the restated amending agreement we agreed to release the 4,999,998 common shares of our company that were being held in escrow pursuant to the SCRN share purchase agreement and the Dyakowski mineral property acquisition agreement (each as to 2,499,999 common shares). Under the terms of the release, 4,749,998 of these shares were released to our company for cancellation, and the balance of 250,000 shares were released to Mr. Dyakowski as payment in full for the transfer of the Dyakowski property mineral claims and the shares of SCRN Properties Ltd. Under the amending agreement, Mr. Dyakowski continued to be responsible to complete the registration of legal title to all of the mineral properties in the name of our wholly-owned subsidiary, SCRN Properties Ltd.

The Pilquin 1, 12 and 13 manifestations of discovery were acquired pursuant to our mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., discussed above at page 16, in which we also acquired two additional manifestations of discovery located in Santa Cruz province.

The cateos and manifestations of discovery comprising our Rio Negro properties are registered in the name of our wholly-owned subsidiary, SCRN Properties Ltd. There are no maintenance fees to be paid on a cateo or on a manifestation of discovery.

There are no known reserves on our Rio Negro properties and any proposed program by us is exploratory in nature.

Access

Our Rio Negro properties can be accessed from Viedma, the capitol of the Rio Negro province, which is approximately 450 kilometers to the east or from Neuquen, approximately 300 kilometers to the north. Well-maintained provincial highways access the community of Los Menucos, which is located in the heart of our Rio Negro properties.

Our Work on the Rio Negro Properties to Date

During regional prospecting of our SCRN property, we discovered two new epithermal-style veins located on the claim described as Pilquin 9, with each being 1,640 feet (500 meters) in length. Quartz vein breccia, crustiform quartz layers and chalcedonic quartz were evident. One vein had a strike length of approximately 1.5 kilometers and seven grab meters with samples were taken over that distance to test the vein. Gold values ranged from a low of 3.3 ppb to a high of 58.5 parts per billion (ppb) silver. Silver values ranged from a low of 259 ppb to a high of 1401 parts per billion. The second vein had a strike length of approximately 870 meters with six samples collected over that distance. Gold values within these samples ranged from a low of 8.7 parts per billion to a high of 71.2 parts per billion. Silver values ranged from 583 parts per billion to a high of 6656 parts per billion.

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

Follow-up prospecting and mapping expanded the area of anomalous gold values to another distinct zone and an extensive system of epithermal quartz veins was mapped out. A program of detailed soil sampling was carried out over an area covering the know mineralization and extending into other areas of overburden cover. A number of anomalous zones were discovered but have yet to be followed up.

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

Budget

We estimate that preliminary exploration programs on our Rio Negro property will cost approximately $10,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program may include prospecting of northwest trending lineaments together with geological mapping, soils and magnetometer surveys and is currently being deferred pending results of our exploration work on the Pinguino property.

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

British Columbia Properties:

On March 31, 2006, we acquired five mineral tenures located near the headwaters of Ruddock Creek in the Revelstoke area of British Columbia for the sum of approximately $920 (CAD$1,053). The headwaters of Ruddock Creek are located in the Scrip Range of the Monashee Mountains in southeast British Columbia, approximately 100 kilometers north northwest of Revelstoke. Our five mineral tenures originally covered approximately 2,501.089 hectares, or 6,180 acres, of extremely mountainous terrain. We have not yet defined an exploration program for this property. On March 25, 2007, we extended the initial one-year tenure of these five mineral claims for an additional year and we reduced the overall area covered to approximately 100 hectares, or 247 acres.

During the 12 months ending April 30, 2008, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $800,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. In addition, we may have to repay up to $1,523,000 in principal and interest that we owe during the next 12 months. We had cash in the amount of $901,549 and a working capital deficit in the amount of $1,125,492 as of January 31, 2007. Since January 31, 2007, we have raised $311,260 and we have repaid one promissory note in the amount of $94,185, including principal and interest. Cash on hand as of the date of filing of this annual report on Form 10-KSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. In addition, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Also, we may be required to repay the currently outstanding principal and interest referred to above. We will probably need to raise additional funds. We plan to raise any required funds through private placement sales of our common stock but we do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
January 31, 2005	$0.75	$0.46
April 30, 2005	$0.74	$0.40
July 31, 2005	$0.65	$0.30
October 31, 2005	$0.51	$0.30
January 31, 2006	$0.65	$0.17
April 30, 2006	$1.75	$0.54
July 31, 2006	$1.68	$0.92
October 31, 2006	$1.38	$1.11
January 31, 2007	$1.81	$1.23

(1)     The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On April 16, 2007, the closing price for one share of our common stock as reported by the OTC Bulletin Board was $1.22. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of April 16, 2007, there were 68 holders of record of our common stock. As of such date, 21,794,109 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

Dividend Policy

On March 17, 2004, we declared a two-for-one stock dividend of our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

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

On April 28, 2006, the holder of a convertible debenture that we issued, in the original principal amount of $500,000, converted half of the principal amount outstanding under the convertible debenture into 833,333 common shares of our company at a conversion price of $0.30. Accordingly, on April 27, 2006, we issued 833,333 common shares to this offshore investor. The issuance of these shares was exempt from the registration requirements of the Securities Act under Regulation S and/or section 3(a)(9) of the Securities Act.

On June 28, 2006, we issued an unsecured simple promissory note in the amount of US$100,000, pursuant to which the principal amount, plus interest in the fixed amount of $5,000, this promissory note was repayable in full on August 28, 2006.

On July 1, 2006, we issued and unsecured simple promissory note in the amount of CAD$100,000, pursuant to which the principal amount, plus interest calculated at a rate of six percent (6%) per annum, will be repayable in full upon demand.

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

On December 5, 2006, we issued 28,000 Units at a purchase price of $1.00 per Unit to three (3) non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $28,000. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On January 12, 2007, we issued 408,100 Units at a purchase price of $1.00 per Unit to eleven (11) non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $408,100. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of 24 months from closing. The Units were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 27, 2007, we issued 126,000 Units at a purchase price of $1.20 per Unit to 12 non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $151,200. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.85 per warrant share for a period of 24 months from closing. Investors in this offering were introduced to our company by two finders to whom we paid a fee consisting of cash and agent’s share purchase warrants. One of the finders converted the cash portion of its fee into a subscription for units, and we issued to this finder an additional 4,720 Units (consisting of 4,720 common shares and 2,360 common share purchase warrants). We issued an aggregate of 8,277 agent’s share purchase warrants to both finders. Each of these finders is a non-U.S. person and all of the activities with respect to this offering took place outside of the United States. All of the Units and the agent’s share purchase warrants issued in this offering were issued in an offshore transaction in which we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 12, 2007, our President exercised 418,395 options to purchase common shares and, accordingly, we issued 418,395 common shares to the President of our company, who is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933). The stock options all had an exercise price of $0.25 per share. Payment for the exercise of 376,739 of these options was made by applying the outstanding balance of a debt due from our company to our President evidenced by a promissory note made by our company on July 1, 2007. At the date of exercise, we owed our president principal and accrued interest of approximately $94,184.93 (CDN$104,175.34). This promissory note has now been canceled.

Payment for the balance of these options was made by applying $10,414 due to our president for reimbursable expenses. In issuing the shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 2, 2007, our President exercised 248,271 options to purchase common shares and, accordingly, we issued 248,271 common shares to the President of our company, who is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933). Of the 248,271 stock options 48,271 had an exercise price of $0.25 per share and 200,000 had an exercise price of $0.49 per share. In issuing the shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 13, 2007, we issued 900,000 share purchase warrants to our President, Ken Hicks in connection with a consulting agreement dated April 13, 2007. Each share purchase warrant is exercisable into one common share at an exercise price of $1.25 until April 13, 2012.

Upon exercise, the common shares will be issued in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

On February 16, 2005 our board of directors approved our 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2007, there were 160,000 shares of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan as at April 16, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	N/A	$	N/A	N/A
Equity compensation plans not approved by security holders	1,473,334		0.39	160,000
Total	1,473,334		$0.39	160,000
Item 6.	Plan of Operation.

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

Plan of Operation

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. One of the properties located in the Santa Cruz province consists of a group of claims that we refer to as the Pinguino property. We have concentrated our recent exploration efforts on the Pinguino Property and we intend to focus primarily on this property over the 12 month period ending April 30, 2008.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the Pinguino property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Our recent activities have focused on our Pinguino property and it is our intent to continue to focus our exploration efforts on that property during the next 12 months.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resource has been the sale of convertible debt instruments and common stock, although we have in the past and may in the future use shareholder loans, advances from related parties, or borrowing to meet future needs.

At January 31, 2007, we had a working capital deficiency of $1,125,492 compared to $1,076,985 at January 31, 2006.

At January 31, 2007, our total current assets were $901,835, consisting of cash and cash equivalents of $901,549 and prepaid expenses of $286, compared to total current assets of $62,933 at January 31, 2006.

At January 31, 2007, our total current liabilities were $2,027,327, compared to total current liabilities of $1,139,918 at January 31, 2006.

For the year ended January 31, 2007, we incurred a loss of $2,331,509 compared to $1,478,308 in 2006. At January 31, 2007, we had incurred a loss since inception of $6,204,485. Mineral property interests expense was $1,056,045 in fiscal year 2007 compared to $534,797 in fiscal year 2006. The increase was due to an expended drilling program on the Pinguino property. Consulting fees were $268,143 in fiscal year 2007 compared to $135,080 in fiscal year 2006. The increase was primarily due to fees paid to one or more investor relations consultants during fiscal 2007. Professional fees were $195,624 in fiscal year 2007 compared to $114,221 in fiscal year 2006. The increase was due primarily to legal fees incurred in connection with the preparation and filing of a registration statement with the Securities and Exchange Commission and the preparation of a listing application for the TSX Venture Exchange. Stock-based compensation was $527,092 in fiscal year 2007 compared to $164,521 in fiscal year 2006. The increase was due to the fair value of stock options vesting and to the fair value attributed to 30,000 shares that we issued as an incentive bonus to two of our consultants working on our resource properties in Argentina.

Operating expenses for the year ended January 31, 2007 were $2,200,197 compared to $1,081,234 in 2006.

At January 31, 2007, we had cash on hand of $901,549 compared to $62,647 as at January 31, 2006. During the year ended January 31, 2007, we raised $1,505,750 through the sale of our equity securities.

Cash Requirements

Over the next 12 months we intend to expand our exploration programs. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$376,000
Professional fees	$153,000
Investor relations	$42,000
Rent, utilities and insurance	$22,000
Other general administrative expenses	$204,000
Total	$797,000
Repayment of promissory notes and interest(1)	1,523,000
Cash on hand, April 30, 2007, estimated	(564,000)
Estimated excess of minimum cash requirements over cash resources	$1,756,000

(1) We currently owe an aggregate principal amount of $1,350,000 pursuant to three convertible debentures and one simple promissory note. Two of the convertible debentures, on which we owe an aggregate principal amount of $1,000,000 ($500,000 as to each), bear interest at eight percent (8%) and mature on August 21, 2007. The third convertible debenture, on which we owe principal of $250,000, bears interest at 10% and is due on demand but demand cannot be made by the holder until on or after October 18, 2007. We have accrued interest on these three convertible debentures and will continue to accrue interest until payment of principal. For the calculation above we have assumed accrual of interest through payment at maturity. The balance of this debt is evidenced by a simple promissory note in the principal amount of $100,000 upon which fixed interest of $5,000 is to be paid. We have assumed that this promissory note will be repaid on February 29, 2008. We can give no assurance that these assumptions will prove to be accurate.

We believe that we will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, and to the circumstances described above, in their Notes to our financial statements for the year ended January 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses since inception. From inception through January 31, 2007, we incurred losses of $6,204,485. Because of these historical losses, we may require additional working capital to develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place.

The continuation of our business is dependent upon obtaining further financing and achieving a break-even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash-flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not be able to continue our operations.

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

For purposes of the cash-flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ( the “FASB”) issued Statement of Accounting Standard No. 159 (“FAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the implementation of SFAS No. 159 will have any material impact on its financial position and results of operations.

In September 2006, the FASB issued Statement of Accounting Standard (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In June 2006 – the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of Statement No. 158 will have any material impact on its financial position and results of operations.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated May 8, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders' Deficiency

Notes to the Consolidated Financial Statements

- F1 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

- F2 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Argentex Mining Corporation

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation (an exploration stage company) as of January 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the two years in the period ended January 31, 2007 and 2006 and for the cumulative period from inception, December 21, 2001 to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years ended January 31, 2007 and 2006 and the period from inception, December 21, 2001, to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America..

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $2,331,509 for 2007 and has suffered recurring losses from operations in the total amount of $6,204,485 since inception. At January 31, 2007, the Company had a working capital deficiency of $1,125,492 and total liabilities exceeded total assets by $1,122,729. Further, the Company has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of record assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Vancouver, Canada	“Morgan & Company”

April 26, 2006	Chartered Accountants

- F3 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

Nature of operations (Note 1)

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

- F6 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JANUARY 31, 2007

(Stated in U.S. Dollars)

-continued-

The accompanying notes are an integral part of these financial statements.

- F7 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JANUARY 31, 2006

(Stated in U.S. Dollars)

The accompanying notes are an integral part of these financial statements.

- F8 -

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,331,509 for the year ended January 31, 2007 and $6,204,485 for the period from December 21, 2001 (inception) to January 31, 2007, and has no source of revenue. At January 31, 2007, the Company had a working capital deficiency of $1,125,492 and total liabilities exceeded total assets by $1,122,729. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basis of Presentation

These consolidated financial statements include the accounts of the Company, its wholly owned United States subsidiary, SCRN Properties Ltd.. All inter-company transactions have been eliminated.

In prior years the annual consolidated financial statements included the accounts of the Company’s wholly-owned Canadian subsidiary, Delbrook Mining Corp. (“Delbrook”). Since January 2004, the Company’s activities have been focused its exploration activities in Argentina, as a result Delbrook has been inactive. As a result, during the year ended January 31, 2007, Delbrook was dissolved. Delbrook had no assets and its sole liability was to its Parent Company.

In accordance with generally accepted accounting principles in the United States financial statements for years prior to the dissolution of Delbrook are to be restated to eliminate the effect of Delbrook. Since Delbrook had no assets and its sole liability and its equity were eliminated on consolidation there is no effect on prior years’ financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at January 31, 2007 and 2006, cash and cash equivalents consist of cash only.

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed.

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

Capital Assets

Web-site development, including upgrades that extend the useful life of the web-site, is recorded at cost. Web-site development costs are amortized on a straight-line basis over their estimated useful life of three years.

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. No stock options were granted to employees during the year ended January 31, 2007, therefore no compensation expense is required to be recognized under provisions of SFAS No. 123(R).

Prior to February 1, 2006, the company accounted for awards granted to employees under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the year ended January 31, 2006 and accordingly, no compensation expense was recognized under APB No. 25 and no compensation expense was required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on February 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements. The Company has no items that represent comprehensive income (loss).

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, convertible promissory notes, promissory notes and promissory note to related party. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (continued)

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars.

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

At January 31, 2006 potential common shares of 833,333 (January 31, 2006 - 1,666,667 common shares) related to a convertible promissory note were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

Asset Retirement Obligations

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007.

The Company will adopt these policies when required. The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

3.  EQUIPMENT

4.	MINERAL PROPETY INTERESTS
a)	Pinguino Property

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

4.	MINERAL PROPETY INTERESTS (Continued)
b)	Dyakowski Property (continued)

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

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

4. MINERAL PROPERTY INTERESTS (Continued)

Claims acquired have been accounted for on a geographic basis as follows:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

5.   CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes are unsecured and are comprised of the following individual amounts:

The 10% convertible promissory note is payable on demand and is convertible into common shares, at the note holder’s option, at a conversion price of $0.90 per share (“Conversion Price”) or lesser adjusted amount determined as follows:

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

The Company may repay the note at anytime. The full principal amount of the note is due upon default under the terms of the note. Following a private placement in June 2005, the conversion price was reduced to $0.30. At the time of the reduction of the conversion price, the Company’s shares were trading at approximately $0.50 per share resulting in a benefit to the note holder. In accordance with Financial Accounting Standards Board’s Emerging Issues Task Force Issue Number 00-27 – Application of Issue No. 98-5 to Certain Convertible Instruments, a calculated benefit in the amount of $333,333 was included in interest expense for the year ended January 31, 2006.

In March 2006, $250,000 of the principal amount was converted to 833,333 common shares and the terms of repayment for the balance of the note were amended to be payable on demand but not before October 18, 2007.

The 8% convertible promissory notes issued March 21, 2006 may be prepaid at anytime without penalty. Upon 90 days notice by the holder, the notes are convertible into common shares of the Company at a conversion price of $0.40 per share. The promissory notes are due on demand, but the holder has agreed that it cannot make demand until August 27, 2007.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

6. PROMISSORY NOTES

Promissory notes are unsecured and are comprised of the following amounts:

7.	SHARE CAPITAL

Issued Shares

On February 24, 2004, pursuant to a Mineral Property Option Agreement and a Share Purchase Agreement, both dated February 24, 2004, between the Company and a future officer and director, the Company issued 1,666,666 common shares (increased to 4,999,998 by subsequent stock dividend) to this officer and director, subject to certain escrow and return to treasury provisions (see Note 5(b) for details of the escrow and return to treasury provisions). In August 2005 the parties agreed to the immediate cancellation of 4,749,998 of the shares and release from escrow of the balance (250,000 common shares).

On March 17, 2004 in connection with a change in control of the Company, its former president returned 4,600,000 common shares to the Company’s treasury for cancellation, for no consideration, prior to the stock dividend issued March 17, 2004.

On March 15, 2004 the Company issued a stock dividend of two common shares for every one common share outstanding as of March 15, 2004.

In March and April 2004 the Company issued 2,000 non-voting Series A convertible preferred shares at a price of $1,000 per share. Each Series A convertible preferred share was convertible, at any time by the holder into common shares of the Company at a Conversion Price of $0.90 per share, subject to downward price adjustments. In April 2005 the 2000 non-voting Series A convertible preferred shares were converted into 1,472,223 common shares

In April 2005, 2,000 non-voting Series A convertible preferred shares were converted into 2,222.223 common shares.

In June 2005, the Company issued 666,667 share purchase units at a price of $0.30 per unit for total proceeds of $200,000. The units also included rights to purchase an additional 666,667 common shares at $0.40 per share until June 30, 2007.

In August 2005, 4,749,998 escrowed shares were returned to the treasury pursuant to an agreement between the Company and Dyakowski whereby concurrent with the return to treasury there was an immediate release from escrow of the remaining 250,000 escrow shares. The return and cancellation was accounted for as a reduction of the acquisition of the related mineral properties.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

Issued Shares (continued)

In March 2006, the Company issued 833,333 common shares upon the conversion of $250,000 of the principal of convertible promissory notes.

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

On November 20, 2006, the Company completed a private placement and issued 348,400 units for gross proceeds of $348,400. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 20, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

On November 28, 2006, the Company completed a private placement and issued 500,000 units for gross proceeds of $500,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 28, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $42,750 in the form of finder’s fees for net proceeds of $427,250 for both private placements.

On December 13, 2006, the Company issued 30,000 common share to two employees as a bonus. The fair value of the shares at the date of issue was $49,500.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

Issued Shares (continued)

On December 13, 2006, the Company completed a private placement and issued 28,000 units for gross proceeds of $28,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before December 13, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

On January 18, 2007, the Company completed a private placement and issued 408,100 units for gross proceeds of $408,100. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before January 18, 2009. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

Share purchase warrants (continued)

As at January 31, 2007, the following share purchase warrants were outstanding and exercisable:

Stock Options

On February 16, 2005, the Company adopted its 2005 Incentive Stock Plan (the "2005 Plan") to grant options to directors, officers, employees and consultants. Under the 2005 Plan, the Company may grant options to acquire up to 2,500,000 common shares of the Company.

Stock option transactions are summarized as follows:

The number of stock options exercisable at January 31, 2007 was 1,685,166 (2006 – 542,000).

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

Stock Options (continued)

As at January 31, 2007, the following stock options were outstanding and exercisable:

Stock-based compensation

The fair value of stock options granted during the year ended January 31, 2006 was $Nil (2006 - $318,673) which is being recognized over the options vesting periods. Total stock-based compensation recognized from the vesting of stock options during the year ended January 31, 2007 was $477,592 (2006 - $164,521) which has been recorded in the consolidated statements of operations as stock-based compensation with corresponding additional paid-in capital recorded in stockholders' equity. In December 2006, 30,000 shares with a fair value of $49,500 were issued to tow employees as a bonus (Note X). The fair value of these shares has been recorded in the consolidated statements of operations as stock-based compensation with corresponding additional paid-in capital recorded in stockholders' equity.

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS

Effective February 11, 2004, the Company entered into a management agreement with a director and officer for a period of one year at $4,900 per month During the year ended January 31, 2007, the Company paid consulting fees of $95,086 (2006 - $91,791) relating to this management agreement.

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the year ended January 31, 2007, the Company paid consulting fees of $26,413 (2006 - $4,284) relating to this management agreement.

In July 2006, a director an officer advanced C$100,000 to the Company, secured by a promissory note. (Note 6)

9.	SEGMENT INFORMATION

As at January 31, 2007, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

10.INCOME TAX

Tax effects of temporary differences that give rise to deferred tax assets at January 31, 2007 and 2006 are as follows:

At January 31, 2007, the Company had losses carried forward totaling $5,194,777 available to reduce future years’ income tax for income tax purposes which expire in various years to 2026.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2006 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

11.	SUBSEQUENT EVENTS

Subsequent to January 31, 2007, the Company:

a)

Iissued 126,000 units for gross proceeds of $151,200. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 28, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.85 for a period of 24 months from the closing date. The Company incurred a finders’ fee consisting of cash and agent’s share purchase warrants. The Company issued an aggregate of 8,277 agent’s share purchase warrants, exercisable at $1.37 for a period of 24 months from closing.

b)

Issued 418,395 common shares upon the exercise of options. The stock options all had an exercise price of $0.25 per share. Payment for 376,739 of these options was made by applying the outstanding balance of a promissory note including accrued interest in the aggregate amount of $94,185.

c)

Issued 248,271 common shares upon the exercise of options for gross proceeds of $160,060. Of the 248,271 options, 48,271 had an exercise price of $0.25 per share, and 200,000 had an exercise price of $0.49 per share.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007 and 2006

(Stated in U.S. Dollars)

11.SUBSEQUENT EVENTS (Continued)

d)

Entered into a management agreement with Frontera Geological Services Ltd. (“Frontera”) whereby Frontera will provide the services of Mr. Ken Hicks who will provide services consistent with those ordinarily provided by a chief executive officer. The contact is for a term of 24 months expiring April 13, 2009 for a monthly fee of C$9,000 plus 900,000 share purchase warrants. The share purchase warrants are exercisable at any time up To the expiry date of April 13, 2012 at an exercise price of $1.25. An incentive bonus of 250,000 shares shall be issued if either of the following events occurs: (a) during the period beginning April 13, 2007 and expiring April 13, 2008, the Company has income equal to or greater than $5,000,000 from all sources or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price of the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 16, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kenneth Hicks	Director and President	47	February 11, 2004
Dr. Colin Godwin	Director	68	June 1, 2005
Jenna Hardy	Director	54	February 7, 2006
Richard Thibault	Director	51	February 9, 2006
Hamish Malkin	Chief Financial Officer	60	December 13, 2005
Orlando Rionda(1)	Legal Representative	41	June 1 2005

(1)Mr. Rionda is not technically a director or executive officer of our company but the nature of his position as our legal representative in Argentina charges him with responsibility for interaction with government officials, drilling companies, our local lawyers and others, which frequently requires that he exercise judgment and make decisions that might usually be considered and decided by executive level officers. For this reason, we believe that he is deemed to be an executive officer of our company and we have included disclosure about him in this discussion rather than in the discussion of ‘key employees’, below.

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

Mr. Hicks is a registered member of the Association of Professional Engineers and Geoscientists of British Columbia, as well as the Society of Economic Geologists and the Association for Mineral Exploration BC. Mr. Hicks recently resigned from the board of directors of Prominex Resource Corp., a TSX Venture Exchange listed junior resource company with properties in Newfoundland, Canada.

Mr. Hicks does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Mr. Hicks does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party, with the exception of (i) a written consulting agreement dated February 11, 2005, pursuant to which we pay to Mr. Hicks a monthly consulting fee of approximately $7,684 (CAD$9,000); and (ii) Mr. Hicks made a loan to our company on July 1, 2006, which is evidenced by a demand promissory note bearing simple interest at six percent (6%). These transactions are discussed in more detail in the section of this annual report on Form 10-KSB entitled “Certain Relationships and Related Transactions” beginning at page 51.

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

Dr. Godwin is a registered P. Eng and P. Geo the Association of Professional Engineers and Geoscientists of British Columbia.

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

She holds an Executive MBA from Simon Fraser University, and an M.Sc. (Economic Geology) and a B.Sc. (Geology) both from the University of Toronto. Ms. Hardy is a member of the Association of Professional Engineers and Geoscientists of British Columbia (APEGBC).

Ms. Hardy does not have a family relationship with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Ms. Hardy does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party. Ms. Hardy is not a member of the board of directors of any other publicly traded company.

Rick Thibault, Director

Mr. Thibault is a registered P. Eng. with the Association of Professional Engineers, Geologists and Geophysicists of Alberta. Mr. Thibault has 28 years of operations, management and consulting experience in North and South America, including nine years in Argentina.

Over the past six years, Mr. Thibault has been providing mining engineering services to international clients active in Argentina, Chile and throughout Latin America. Before becoming a consultant, Mr. Thibault was the Managing Director of an operating industrial minerals mine in northwestern Argentina.

Mr. Thibault holds a B.A.Sc. (Honors) in Mining Engineering from Queen’s University (Kingston, Ontario, Canada) and is fluent in English, Spanish and French. Mr. Thibault is the Chairman of the Industrial Minerals Society of the Canadian Institute of Mining, Metallurgy and Petroleum and is also a member of the board of directors and Vice President, Minerals of Daleco Resources Corporation, an international resources company with holdings in oil, natural gas, minerals and environmental remediation technologies. Daleco Resources Corporation is listed for trading on the Over-the-Counter Bulletin Board under the symbol “DLOV”.

Mr. Thibault is a member of the Association of Professional Engineers and Geoscientists of Alberta and Chairman of the Industrial Minerals Society of the Canadian Institute of Mining, Metallurgy and Petroleum.

Mr. Thibault does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Mr. Thibault does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party.

Hamish Malkin, Chief Financial Officer

Mr. Malkin has been self employed since April, 2003, providing chief financial officer services on a contract basis. Prior to being self employed Mr. Malkin was the CFO of Trivalence Mining Corporation from January 1997 to March 2003. Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Prior to 1997, Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries. Mr. Malkin is also currently the chief financial officer of Entrée Gold Inc. (TSX: ETG; AMEX: EGI; Frankfurt: EKR), a Canadian company reporting in both the United States and Canada, the chief financial officer of UC Resources Ltd. (TSXV: UC), a Canadian reporting company, and the chief financial officer of Yellowcake Mining Inc. (YCKM:OTCBB), a United States reporting company.

Mr. Malkin does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party, with the exception of a written consulting agreement dated effective November 1, 2005, pursuant to which we pay to Mr. Malkin a monthly consulting fee of approximately $2,120 (CAD$2,500).

Orlando Rionda, Legal Representative

Mr. Rionda began working with our company as our project coordinator and field manager in Argentina in March of 2004. He is currently our ‘legal representative’ in Argentina, and is responsible for many of the day-to-day decisions that our company must make at a local level about our presence in Argentina. From 2002 until March of 2004, he worked as an independent contractor on various hydrological projects in Argentina and Chile. From January 1999 through December, 2001, he served as a logistical supervisor for Falcon Drilling Ltd. in Argentina for various diamond drilling projects, including Gualcamayo, Diabillios, San Simon and Mina La Mejicana. Mr. Rionda has completed various post-secondary courses in hydrochemistry.

Significant Employees

Our significant employees, their ages and positions held are as follows:

Name	Position Held with the Company	Age
Diego Guido	Senior Technical Advisor	34

Diego Guido, Senior Technical Advisor

Dr. Guido serves as our Senior Technical Advisor in Argentina. Dr. Guido supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting on an ‘as-required’ basis.

In 2002, Dr. Guido received his PhD. in Natural Science (Geology) from the Natural Science and Museum Faculty of the La Plata National University in La Plata, Argentina. His dissertation was on the Geology and metallogeny of eastern Deseado Massif region, Santa Cruz province. Dr. Guido also received his P.Geo from the La Plata National University (1996). Dr. Guido holds a B.A. in Economic Orientation from the Antonio Mentruyt Institute in Argentina (1990). Dr. Guido is a researcher at the Argentinean National Commission of Scientific and Technical Research (CONICET) in Argentina and is a lecturer in Ore Deposits Geology at the Natural Science and Museum Faculty of La Plata National University.

Audit Committee and Audit Committee Financial Expert

Effective March 31, 2006, our board of directors created an audit committee and adopted an audit committee charter. On that same date we appointed Jenna Hardy, Richard Thibault and Colin Godwin as members of our Audit Committee. However, our board of directors has determined that we do not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. All of the members of our audit committee are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Having been formed in March 2006, our audit committee did not meet during the year ended January 31, 2007. Our Audit committee convened their first meeting on April 26, 2007.

Other Committees of the Board

Compensation Committee

Effective March 31, 2006, our board of directors created a compensation committee. Our board of directors adopted a compensation committee charter and appointed Richard Thibault and Jenna Hardy as members of our compensation committee.

Nominating Committee

Effective March 31, 2006, our board of directors created a nominating committee. Our board of directors adopted a nominating committee charter and appointed Jenna Hardy and Richard Thibault as members of our compensation committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth Hicks	1(1)	2(1)	Nil
Richard Thibault	1(2)	1(2)	Nil
Orlando Rionda	2(2)	3(1)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2007 who had total compensation exceeding $100,000; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended January, 31, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kenneth Hicks Chairman of the Board, President, Secretary and Treasurer	2007 2006	Nil Nil	Nil Nil	Nil Nil	120,797,117,0501) (1)(2)	Nil Nil	Nil Nil	95,086 91,791	215,883 208,841
(1)

Mr. Hicks was granted 200,000 options on February 7, 2006 at an exercise price of $0.49 expiring on February 7, 2011. The options vest as to 25% on February 7, 2006, and 25% every ninety days thereafter. Mr. Hicks exercised all of the 200,000 options on April 2, 2007.

(2)

Mr. Hicks was granted 500,000 options on July 5, 2005 at an exercise price of $0.10 expiring on June 26, 2015. On December 31, 2005, the board of directors approved an amendment to the exercise price for these options from $0.10 to $0.25. The options were fully vested on December 31, 2005. On March 12, 2007, Mr. Hicks exercised 200,000 of the options on May 5, 2006 and 300,000 of the options on March 12, 2007.

(3)

Mr. Hicks was granted 500,000 options on July 5, 2005 at an exercise price of $0.50 expiring on June 26, 2015. On December 31, 2005, the board of directors approved an amendment to the exercise price for these options from $0.10 to $0.25. The options will become exercisable in 4 equal annual instalments of 25% of the shares covered by the options. The first instalment of the options will be exercisable on the 6 month anniversary of the date the options were granted. An additional 25% of such options will become exercisable on each of the 3 successive 12 month periods following the initial vesting date. The instalments are cumulative (i.e., the options may be exercised, as to any or all shares covered by an instalment, at any time or times after an instalment becomes exercisable and until expiration or termination of the options). On March 12, 2007 Mr. Hicks exercised 118,395 options and on April 2, 2007 Mr. Hicks exercised 48,271 options.

Employment/Consulting Agreements

On April 13, 2007, we entered into a Consulting Agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our president, Ken Hicks. Under the agreement, Frontera Geological Services Ltd. has agreed to make Mr. Hicks available to our company on a substantially full-time basis (approximately 80% of his working hours) to serve as our company’s president for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CDN$9,000 per month and we agreed to issue to Mr. Hicks 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our company has income equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, we have agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. The term of this agreement commenced on April 13, 2007 and expires April 13, 2009.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,024 (CAD $1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,120 (CAD $2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to grant to Mr. Malkin option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share.

We have an oral agreement with our bookkeeper, Jie Fang, pursuant to which Ms. Fang keeps our accounting records on an as-needed basis at an hourly rate of approximately $26 (CAD $30) per hour

We also have an oral consulting agreement with Diego Guido, a geologist who serves as our Senior Technical Advisor in Argentina. He supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting on an ‘as-required’ basis. We pay our Senior Technical Advisor at a daily rate for time spent.

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

Long-Term Incentive Plans

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

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

The following table sets forth for each of the named executive officers certain information concerning unexercised options, stock that has not vested; and equity incentive plan awards outstanding as at the year ended January 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth Hicks	500,000(1)	Nil	Nil	$0.25	Jun. 26, 2015	Nil	Nil	Nil	Nil
Kenneth Hicks	166,666(2)	333,334	Nil	$0.25	Jun. 26, 2015	Nil	Nil	Nil	Nil
Kenneth Hicks	200,000(3)	Nil	Nil	$0.49	Feb. 7, 2011	Nil	Nil	Nil	Nil
(1)

Mr. Hicks was granted 500,000 options on July 5, 2005 at an exercise price of $0.10 expiring on June 26, 2015. On December 31, 2005, the board of directors approved an amendment to the exercise price for these options from $0.10 to $0.25. The options were fully vested on December 31, 2005. On March 12, 2007, Mr. Hicks exercised 200,000 of the options on May 5, 2006 and 300,000 of the options on March 12, 2007.

(2)

Mr. Hicks was granted 500,000 options on July 5, 2005 at an exercise price of $0.50 expiring on June 26, 2015. On December 31, 2005, the board of directors approved an amendment to the exercise price for these options from $0.10 to $0.25. The options will become exercisable in 4 equal annual instalments of 25% of the shares covered by the options. The first instalment of the options will be exercisable on the 6 month anniversary of the date the options were granted. An additional 25% of such options will become exercisable on each of the 3 successive 12 month periods following the initial vesting date. The instalments are cumulative (i.e., the options may be exercised, as to any or all shares covered by an instalment, at any time or times after an instalment becomes exercisable and until expiration or termination of the options). On March 12, 2007 Mr. Hicks exercised 118,395 options and on April 2, 2007 Mr. Hicks exercised 48,271 options.

(3)

Mr. Hicks was granted 200,000 options on February 7, 2006 at an exercise price of $0.49 expiring on February 7, 2011. The options vest as to 25% on February 7, 2006, and 25% every ninety days thereafter. Mr. Hicks exercised all of the 200,000 options on April 2, 2007.

During the year ended January 31, 2007, 920,000 options were granted, of which 200,000 were granted to named executive officers and 720,000 were granted to directors, employees and consultants.

Directors Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Colin Godwin	Nil	Nil	92,325	Nil	Nil	Nil	92,3252
Jenna Hardy	Nil	Nil	81780	Nil	Nil	Nil	81780
Richard Thibault	Nil	Nil	96,800	Nil	Nil	Nil	96800

(1)	200,000 Stock Options were granted effective February 7, 2006 at an exercise price of $0.49.
(2)	200,000 Stock Options were granted effective February 7, 2006 at an exercise price of $0.49.
(3)	200,000 Stock Options were granted effective February 9, 2006 at an exercise price of $0.58.

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of April 16, 2007, there were 21,794,109 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 16, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Kenneth E. Hicks c/o Argentex Mining Corporation Suite 2300 – 1066 West Hastings Street Vancouver, BC, Canada V6E 3X2	1,841,666 common(1)	8.11%
Hamish Malkin 1564 Eaglecliff Road RR1 Bowen Island, British Columbia, Canada V0N 1G0	110,000 common(2)	*
Colin Godwin 665 Gatensbury Street Coquitlam, British Columbia, Canada V3J 5G9	255,000 common(3)	1.15%
Jenna Hardy 535 East Tenth Street North Vancouver, British Columbia, Canada V7L 2E7	200,000 common(4)	*
Rick Thibault La Gioconda 4344, Apt. 152 Las Condes, Santiago, Chile	200,000 common(5)	*
Orlando Rionda Radio Santiago del Estero 3051, Salta, Argentina, CP4400	85,000 common(6)	*
Directors and Executive Officers as a Group (6 people)	2,491,666	10.58%
(1)	Includes 900,000 share purchase warrants which were issued under a consulting agreement and are currently exercisable or exercisable within 60 days.

(2)	Includes an aggregate of 110,000 stock options currently exercisable or exercisable within 60 days.
(3)	Includes an aggregate of 255,000 stock options currently exercisable or exercisable within 60 days.
(4)	Includes an aggregate of 200,000 stock options currently exercisable or exercisable within 60 days.
(5)	Includes an aggregate of 200,000 stock options currently exercisable or exercisable within 60 days.
(6)	Includes an aggregate of 70,000 stock options currently exercisable or exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On March 4, 2004, we closed on five separate agreements pursuant to which we acquired interests in certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina from Mr. Dyakowski and his affiliates. The specific agreements are described under the section "Mineral Properties" above.

On April 13, 2007, we entered into a Consulting Agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our president, Ken Hicks. Under the agreement, Frontera Geological Services Ltd. has agreed to make Mr. Hicks available to our company on a substantially full-time basis (approximately 80% of his working hours) to serve as our company’s president for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CDN$9,000 per month and we agreed to issue to Mr. Hicks 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our company has income equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, we have agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. The term of this agreement commenced on April 13, 2007 and expires April 13, 2009.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,024 (CAD $1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,120 (CAD $2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to grant to Mr. Malkin option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share.

On July 1, 2006, we received a loan in the amount of approximately $90,410 (CAD$100,000) from our president, Kenneth Hicks. The loan bears an interest rate of six percent (6%) per annum. This loan was repaid in full on March 12, 2007.

Corporate Governance

We currently act with four (4) directors, consisting of Kenneth Hicks, Richard Thibault, Jenna Hardy and Colin Godwin.

We have determined that Richard Thibault, Jenna Hardy and Colin Godwin are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our company has the following committees:

The following people make up the Audit Committee: Jenna Hardy, Richard Thibault and Colin Godwin. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on March 31, 2006.

The following people make up the Compensation Committee: Jenna Hardy and Richard Thibault. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on March 31, 2006.

The following people make up the Nominating Committee: Jenna Hardy and Richard Thibault. The Nominating Committee is governed by the Nominating Committee Charter adopted by the board of directors on March 31, 2006.

Our board of directors presently does not have a separate stock plan committee.

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

10.16

Promissory Note with Providence Securities Ltd. dated June 28, 2006 filed as an exhibit to our current report on Form 8-K, filed with the Commission on July 27, 2006 and incorporated herein by reference.

10.17	Promissory Note with Kenneth Hicks dated July 1, 2006 filed as an exhibit to our current report on Form 8-K, filed with the Commission on July 27, 2006 and incorporated herein by reference.
10.18

Consulting Agreement dated April 12, 2007 with Frontera Geological Services Ltd. filed as an exhibit to our current report on Form 8-K, filed with the Commission on April 18, 2007 and incorporated herein by reference.

14.1

Code of Ethics and Business Conduct of Officers, Directors and Employees, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

21.1	Subsidiaries of Argentex Mining Corporation SCRN Properties Ltd., a Delaware corporation Argentex Mining Corporation, a Delaware corporation
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Morgan & Company for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $36,300 for the fiscal year ended January 31, 2007 and $26,500 for the fiscal year ended January 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended January 31, 2007 and 2006, Morgan & Company billed $Nil and $Nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended January 31, 2007 and 2006, Morgan & Company billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

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

Date: May 11, 2007.

By: /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

Principal Financial Officer

Date: May 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth Hicks

Kenneth Hicks

President and Director

Principal Executive Officer

Date: May 11, 2007

By: /s/ Clive Godwin

Colin Godwin

Director

Date: May 11, 2007

By: /s/ Jenna Hardy

Jenna Hardy

Director

Date: May 11, 2007

By: /s/ Richard Thibault

Richard Thibault

Director

Date: May 11, 2007