Form 10QSB
period 2007-04-30
ARGENTEX MINING CORP
filed 2007-06-14
CIK 1167887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

CW1241765.6

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

26,181,552 common shares issued and outstanding as at June 11, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Number of Preferred Shares Series A Convertible	Par Value	Number of common shares	Par Value	Additional Paid-in Capital	Warrants	Deficit accumulated During the Exploration Stage	Total Stockholders' Equity
Balance, December 21, 2001 (date of incorporation)	-	$ -		$ -	$ -	$ -	$ -	$ -
Shares issued:								
For cash at $0.001	-	-	5,000,000	5,000	-	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	87,780	-	-	92,400
Net loss for the period	-	-	0		0	-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	86,073
Net loss for the year							(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	27,379
Net loss for the year	-	-	-		-		(31,390)	(31,390)
Balance, January 31, 2004	-		9,620,000	9,620	87,780	-	(101,411)	(4,011)
Shares returned to treasury			(4,600,000)	(4,600)	4,600	-	-	-
Shares issued:								
For cash at $0.001	2,000	2	-	-	1,997,498	-	-	1,997,500
To acquire a wholly-owned corporations	-	-	833,333	833	32,500	-	-	33,333
To acquire a mineral property	-	-	833,333	834	32,500	-	-	33,334
For stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-
For a consulting agreement	-	-	200,000	200	2,460	-	-	2,660
Net loss for the period	-	-	-	-	-		(2,293,257)	(2,293,257)
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)

-Continued-

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO APRIL 30, 2007

(Unaudited)

Number of Preferred Shares Series A Convertible	Par Value	Number of common shares	Par Value	Additional Paid-in Capital	Warrants	Deficit accumulated During the Exploration Stage	Total Stockholders' Equity
-continued-								
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	(63,167)
Shares issued for cash	-	-	666,667	667	117,333	82,000	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	333,333
Net loss	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-		18,398,890	18,399	2,698,515	82,000	(3,872,976)	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	250,000
Shares issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	1,534,500
Cost of issuing shares	-	-	-	-	(78,750)	-	-	(78,750)
Shares issued for services	-	-	30,000	30	49,470	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	477,592
Net loss	-	-	-	-	-	-	(2,331,509)	(2,331,509)
Balance, January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	(6,204,485)	(1,122,729)
Shares issued for cash	-	-	130,720	131	156,733	-	-	156,864
Cost of issuing shares	-	-	-	-	(12,528)	-	-	(12,528)
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	712,000	-	-	712,000
Net loss	-	-	-	-	-	-	(1,012,068)	(1,012,068)
Balance, April 31, 2007	-	$ -	21,794,110	$ 21,794	$ 6,048,965	$ 82,000	$ (7,216,553)	$ (1,063,794)

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2007. The results of operations for the three period ended April 30, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $7,216,553 for the period from December 21, 2001 (inception) to April 30, 2007, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2007.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

4.	EQUIPMENT

5.	MINERAL PROPERTY INTERESTS
a)	Pinguino Property

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

APRIL 30, 2007

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

5.	MINERAL PROPETY INTERESTS (continued)

d)	Storm Cat Property

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

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

6.  PROMISSORY NOTES

Promissory notes payable are unsecured and are comprised of the following individual amounts:

7.	CONVERTIBLE PROMISSORY NOTES

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

7.  CONVERTIBLE PROMISSORY NOTES (continued)

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

The 8% convertible promissory notes issued March 21, 2006 may be prepaid at any time without penalty. Upon 90 days notice by the holder, the notes are convertible into common shares of the Company at a conversion price of $0.40 per share. The promissory notes are due on demand, but the holder has agreed that it cannot make demand until August 27, 2007.

8.	SHARE CAPITAL
a.	In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.
b.

During June 2005, the Company issued 666,667 Units at a price of $0.30 per unit for total proceeds of $200,000. Each Unit was comprised of one common share and the right to purchase one additional common share at $0.40 per share until June 30, 2007.

c.	In August 2005, 4,749,998 escrowed shares were returned to the treasury (Note 8(a)).
d.	In March 2006, the Company issued 833,333 common shares on the conversion $250,000 of a promissory note. (Note 5)
e.	In July 2006, the Company issued 200,000 common shares for proceeds of $50,000 on the exercise of stock options.
f.

On October 2 2006, the Company completed a private placement and issued 105,000 units for gross proceeds of $105,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before October 2, 2008.

g.

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

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)
h.

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

i.

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

j.	On December 13, 2006, the Company issued 30,000 common shares to two employees as a bonus. The fair value of the shares at the date of issue was $49,500.
k.

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

l.

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

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)
m.

On February 27, 2007, the Company completed a private placement and issued 130,720 units for gross proceeds of $156,864. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.85 per share on or before February 27, 2009. The Company incurred share issue costs of $12,528, including finder’s fees in the amount of $11,340, in relation to the private placement.

n.	During the quarter ended April 30, 2007, the Company issued 666,666 common shares for proceeds of $214,667 on the exercise of stock options.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

At April 30, 2007, the following share purchase warrants were outstanding and exercisable:

On April 13, 2007 the Company entered into a consulting agreement with a company controlled by the President of the Company to provide the services of the President to the Company. Consideration under the Agreement included the issuance of 900,000 warrants exercisable at $1.25 for a two year period. The warrants were valued, using the Black Scholes valuation model, at $712,000 and recorded as stock based compensation in the financial statements. The assumptions used in the Black Scholes model were: risk free interest rate – 4.7%; expected life of the warrants – 2 years; annualized volatility – 4.7%; and dividend rate – 0%.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

8. SHARE CAPITAL (continued)

Stock Options

On February 16, 2005, the Company adopted its 2005 Incentive Stock Plan (the "2005 Plan") to grant options to directors, officers, employees and consultants. Under the 2005 Plan, the Company may grant options to acquire up to 2,500,000 common shares of the Company.

Stock option transactions are summarized as follows:

The weighted average fair value per stock option granted during the three months ended April 30, 2007 was $Nil (2006 - $0.44).

At April 30, 2007, the following stock options were outstanding and exercisable:

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

8.SHARE CAPITAL (continued)

Stock-based compensation

The fair value of stock options granted during the three months ended April 30, 2007, 2006 was $Nil (2006 - $400,532) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the three months ended April 30, 2007 was $Nil (2006 - $100,133). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation expenses with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

9.	RELATED PARTY TRANSACTIONS
a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the three months ended April 30, 2007, the Company paid consulting fees of $7,078 (2006 - $7,500) relating to this management agreement.

b)

On July 1, 2006, a director and officer of the Company advanced $90,410 to the Company. The advance was due on demand, bore interest at 6% and was secured by a promissory note. The note was repaid on March 12, 2007.

c)

During the period, the Company entered into a Consulting Agreement with Frontera Geological Services Ltd., a company wholly-owned by the Company’s President. Under the agreement, Frontera Geological Services Ltd. has agreed to make the President available to the Company on a substantially full-time basis (approximately 80% of his working hours) to serve as President for a term of two years from the date of the agreement. In exchange, the Company has agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CDN$9,000 per month and we have agreed to issue to our president 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, the Company has income equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus.

During the three month period ended April 30, 2007 the Company paid consulting fees of $24,539 (2006 - $23,430) and recorded stock based compensation of $712,000 ((2006 - $NIL) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

10.	SEGMENTED INFORMATION

At April 30, 2007, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

11.	SUBSEQUENT EVENTS

Subsequent to April 30, 2007:

a)	The Company granted 150,000 stock options to a consultant at $1.35 per share expiring May 11, 2011 and vest is accordance with the terms of the Company’s Stock Option Agreement;

b)	The Company granted 150,000 fully paid shares to four consultants, at a deemed value of $1.35 per share, as a bonus for their loyalty to the Company;

c)	The Company issued 666,667 common shares on the exercise of share purchase warrants at a price of $0.40 per share for total consideration of $266,666.

d)	The Company issued 982,420 common shares on conversion of a $250,000 convertible promissory note at $0.30 per share; and

e)	The Company issued 2,738,356 common shares on conversion of $1,000,000 of convertible promissory notes at $0.40 per share.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

CW1241765.6

Forward looking statements are made based on our management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Over the next 12 months we intend to continue our exploration programs. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$402,000
Professional fees	$166,000
Investor relations	$42,000
Rent, utilities and insurance	$24,000
Other general administrative expenses	$209,000
Total	$843,000
Repayment of promissory note(1)	$105,000
Cash on hand, May 31, 2007, estimated	771,000
Estimated excess of minimum cash requirements over cash resources	$177,000

(1) We currently owe an aggregate principal amount of $100,000 pursuant to one simple promissory note. Effective May 31, 2007, we received conversion notices from three other lenders pursuant to which they converted all principal and interest owing under three convertible debentures. Two of these convertible debentures were for an aggregate principal amount of $1,000,000 ($500,000 as to each), and earned interest at eight percent (8%). The third convertible debenture, on which we owed a balance of principal of $250,000, earned interest at 10%. All three of these convertible debentures were converted as of May 31, 2007. At the date of this quarterly report on Form 10-QSB, our only debt is evidenced by a simple promissory note in the principal amount of $100,000 upon which fixed interest of $5,000 is to be paid. We have assumed that this promissory note will be repaid on February 29, 2008. We can give no assurance that this assumption will prove to be accurate.

We believe that we will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be

CW1241765.6

able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

During the 12 months ending May 31, 2008, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $843,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. In addition, we may have to repay up to $105,000 in principal and interest that we owe during the next 12 months. We had cash in the amount of $646,147 and a working capital deficit in the amount of $1,066,394 as of May 31, 2007. During the quarter ended April 30, 2007, we raised $268,593. Cash on hand as of the date of filing of this quarterly report on Form 10-QSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. In addition, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Also, we may be required to repay the currently outstanding principal and interest referred to above. We will probably need to raise additional funds. We plan to raise any required funds through private placement sales of our common stock but we do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resource has been the sale of convertible debt instruments and common stock, although we have in the past and may in the future use shareholder loans, advances from related parties, or borrowing to meet future needs.

At April 30, 2007, we had a working capital deficiency of $1,066,364 compared to a working capital deficiency of $1,125,492 at January 31, 2007.

At April 30, 2007, our total current assets were $646,423, consisting of cash and cash equivalents of $646,137 and prepaid expenses of $286, compared to total current assets of $901,835 at January 31, 2007.

At April 30, 2007, our total current liabilities were $1,712,787, compared to total current liabilities of $2,027,327 at January 31, 2007.

For the quarter ended April 30, 2007, we incurred a loss of $1,012,068 compared to $518,568 during the same quarter in 2006. At April 30, 2007, we had incurred a loss since inception of $7,216,553. Mineral property interests expense was $125,006 for the period ended April 30, 2007 compared to $240,083 for the period ended April 30, 2006. Stock-based compensation for the period ended April 30, 2007 was $712,000 as compared to $100,133 during the period ended April 30, 2006. The difference is primarily due to the increase in stock-based compensation during the three-month period ended April 30, 2007 and to the fact that our drilling program during the three months ended April 30, 2007 was less active that that during the three months ended April 30, 2006.

Operating expenses for the three-month period ended April 30, 2007 were $989,345 compared to $485,654 during the same quarter in 2006.

At April 30, 2007, we had cash on hand of $646,137 compared to $901,549 at January 31, 2007. During the quarter ended April 30, 2007, we raised $359,003 through the sale of our equity securities and we repaid a promissory note in the amount of $90,410. Effective May 31, 2007, we converted three convertible debentures having an aggregate principal amount of $1,250,000 (one in the principal amount of $250,000 and two in the principal amount of $500,000) and outstanding interest (in the aggregate amount of $140,068.49) into an aggregate of 3,720,776 shares of our common stock.

CW1241765.6

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending May 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending May 31, 2008.

Employees

As of April 30, 2007, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his time working on our affairs.

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

We have historically incurred losses since inception. From inception through April 30, 2007, we incurred losses of $7,216,553. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place.

The continuation of our business is dependent upon obtaining further financing and achieving a break-even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

CW1241765.6

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

CW1241765.6

Basis of Presentation

The consolidated financial statements include the accounts of our company and our wholly owned Delaware subsidiaries, SCRN Properties Ltd. and Argentex Mining Corporation. All inter-company transactions have been eliminated.

Mineral Claim Payments and Exploration Expenditures

We expense all costs related to the acquisition, maintenance and exploration of our unproven mineral properties to which we have secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date we have not established the commercial feasibility of our exploration prospects, therefore all costs have been expensed.

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

CW1241765.6

Earnings Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because we do not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

At April 30, 2007 potential common shares of 3,333,333 (April 30, 2006 – 3,333,333 common shares) related to a convertible promissory note were excluded from the computation of diluted loss per share since their effect is anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ( the “FASB”) issued Statement of Accounting Standard No. 159 (“FAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the implementation of SFAS No. 159 will have any material impact on our financial position and results of operations.

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

CW1241765.6

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

CW1241765.6

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

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to

CW1241765.6

acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending May 31, 2008, we expect to spend approximately $843,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $646,137 as of April 30, 2007. During the quarter, we raised gross proceeds from sales of equity of $359,003. At April 30, 2007, we had a working capital deficit of $1,066,364. We incurred a net loss of $1,012,068 for the three month period ended April 30, 2007 and $7,216,553 since inception on December 21, 2001. We estimate our average monthly operating expenses to be approximately $70,000, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months and to repay our one remaining promissory note. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 26, 2007, to state that “the future of the Company is dependent upon its ability to obtain financing and

CW1241765.6

upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.” We continue to experience net operating losses.

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

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

CW1241765.6

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls

CW1241765.6

or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2007, we issued 126,000 units at a purchase price of $1.20 per unit to 12 investors for gross proceeds of $151,200. Each unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.85 per warrant share for a period of 24 months from closing. Investors in this offering were introduced to our company by two finders to whom we paid a fee consisting of cash and agent’s share purchase warrants. One of the finders converted the cash portion of its fee into a subscription for units, and we issued to this finder an additional 4,720 units (consisting of 4,720 common shares and 2,360 common share purchase warrants). We issued an aggregate of 8,277 agent’s share purchase warrants to both finders. Each of the investors and the finders is not a U.S. person and all of the activities with respect to this offering took place outside of the United States. Accordingly, we relied on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 12, 2007, our President exercised 418,395 options to purchase common shares and, accordingly, we issued 418,395 common shares to the President of our company. The stock options all had an exercise price of $0.25 per share. Payment for the exercise of 376,739 of these options was made by applying the outstanding balance of a debt due from our company to our President evidenced by a promissory note made by our company on July 1, 2007 (described above). At the date of exercise, we owed our president principal and accrued interest of approximately $94,184.93 (CDN$104,175.34). This promissory note has now been cancelled. Our President is not a U.S. person and these common shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 2, 2007, our President exercised 248,271 options to purchase common shares and, accordingly, we issued 248,271 common shares to the President of our company. Of the 248,271 stock options 48,271 had an exercise price of $0.25 per share and 200,000 had an exercise price of $0.49 per share. Our President is not a U.S. person and these common shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

CW1241765.6

On April 13, 2007, we issued 900,000 share purchase warrants to our President in connection with a consulting agreement dated April 13, 2007. Each share purchase warrant is exercisable into one common share at an exercise price of $1.25 until April 13, 2012. Our President is not a U.S. person and these common shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 11, 2007, we issued 150,000 share purchase options to a consultant to our company at an exercise price of $1.35. These options have a term of four years from the date of grant. These options are subject to vesting provisions contained in the stock option agreement between our company and the consultant which provide that, so long as consultant continues to provide consulting services to our company, 37,500 options vested on May 11, 2007, 37,500 options shall vest on August 11, 2007, 37,500 options shall vest on November 11, 2007; and the final instalment of 37,500 options shall vest on February 11, 2008.

On May 11, 2007, we issued an aggregate of 150,000 shares of our company’s common stock to four consultants to our company located in Argentina as an incentive bonus at a deemed price of $1.36.These consultants are non-U.S. persons that work for our company in Argentina and the shares were issued as an incentive bonus for services rendered at a deemed price of $1.35 per share. The price per share was determined by reference to the closing price (last sale of the day) of our shares on the Over-The-Counter Bulletin Board on May 10, 2007. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 31, 2007, we issued 666,667 common shares as the result of the exercise of 666,667 share purchase warrants at an exercise price of $0.40 per share. These share purchase warrants were issued in a private placement that closed on July 25, 2005. The shares were issued to one non-U.S. Person (as that term is defined in Regulation S) in an offshore transaction . In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 7, 2007, we issued an aggregate of 2,738,356 shares of our common stock to two investors (1,369,178 shares of common stock to each) upon the conversion of two convertible debentures each of which was originally issued by our company on March 21, 2006 (each investor held one convertible debenture; each convertible debenture was in the principal amount of $500,000; each debenture had accrued interest of $47,671.23 and each debenture was convertible at a conversion price of $0.40 per share). All principal and interest due under both of these convertible debentures was converted effective May 31, 2007. Neither of these investors is a U.S. Person (as defined in Regulation S) and the conversions occurred outside of the United States. In issuing these shares, we relied on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 7, 2007, we issued 982,420 shares of our common stock to one investor upon the conversion of all sums remaining due under a convertible debenture that we originally issued December 22, 2004, as amended April 18, 2006. This convertible debenture was originally in the principal amount of $500,000 but $250,000 of the principal was previously converted on April 18, 2006. The balance, in the amount of $250,000 in principal and accrued interest of $44,726.03, was converted effective May 31, 2007 at a conversion price of $0.30 per share. The investor converting this convertible debenture and to whom we issued these shares of our common stock is not a U.S. Person (as defined in Regulation S) and the conversion occurred outside of the United States. In issuing these shares, we relied on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

CW1241765.6

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

CW1241765.6

Item 6. Exhibits.

The following Exhibits are filed with this Prospectus:

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

CW1241765.6

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

21.1	Subsidiaries of Argentex Mining Corporation SCRN Properties Ltd. Argentex Mining Corporation

CW1241765.6

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).
31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

CW1241765.6

40

CW1241765.6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Kenneth Hicks

Kenneth Hicks

President and Director

(Principal Executive Officer)

Date: June 14, 2007

By: /s/ Hamish Malkin

Hamish Malkin

Chief Financial Officer

(Principal Financial Officer and Principal

Accounting Officer)

Date: June 14, 2007