Form 10QSB
period 2007-07-31
ARGENTEX MINING CORP
filed 2007-09-13
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	71-0867623
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia Canada V6E 3X2
(Address of principal executive offices)

604.601.8366
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

28,311,552 common shares issued and outstanding as at September 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	July 31,	January 31,
	2007	2007
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$2,181,589	$901,549
Prepaid expenses	286	286

Total current assets	2,181,875	901,835

Equipment (Note 3)	2,235	2,763

	$2,184,110	$904,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$150,162	$586,917
Convertible promissory notes (Note 5)	-	1,250,000
Promissory note - due to related party (Note 6)	-	90,410
Promissory notes - other (Note 6)	-	100,000
	150,162	2,027,327

Stockholders' equity (deficiency)

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: April 30, 2007 - Nil: January 31, 2007 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: July 31, 2007 - Nil: January 31,2007 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value	28,131	20,997
of $0.001 (issued: July 31, 2007 - 28,131,553;
January 31, 2007 - 20,996,723)
Additional paid-in capital	10,127,181	4,978,759
Warrants	-	82,000
Deficit accumulated during exploration stage	(8,121,364)	(6,204,485)

Total stockholders' equity (deficiency)	2,033,948	(1,122,729)

Total liabilities and stockholders' equity (deficiency)	$2,184,110	$904,598

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Six	Six
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	(December
	July 31,	July 31,	July 31,	July 31,	21, 2001) to
	2007	2006	2007	2006	July 31, 2007

Expenses
Consulting fees	$76,121	$45,630	$122,070	$86,682	$686,741
Depreciation	335	164	528	422	1,937
Investor relations and communication	47,748	29,689	96,256	41,932	1,421,005
Mineral property interests (Note 5)	395,772	285,892	520,778	525,975	2,872,446
Office and sundry	21,370	2,261	25,699	19,856	147,077
Rent	4,101	5,934	8,276	9,508	43,277
Professional fees	66,775	58,808	110,315	127,222	575,977
Stock-based compensation	275,998	139,150	987,998	239,283	1,679,611
Transfer agent fees	4,611	3,119	8,213	5,421	70,112
Travel	4,653	-	6,696	-	64,416

	897,484	570,647	1,886,829	1,056,301	7,562,599
Interest expense	7,327	35,968	30,050	68,882	558,765

Net Loss	$904,811	$606,615	$1,916,879	$1,125,183	$8,121,364

Basic and diluted loss per share	$0.04	$0.03	$0.08	$0.06

Weighted average number
of shares outstanding	25,347,196	19,281,538	23,414,470	19,119,884

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Six	Six
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	(December
	July 31,	July 31,	July 31,	July 31,	21, 2001) to
	2007	2006	2007	2006	July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(904,811)	$(606,615)	$(1,916,879)	$(1,125,183)	$(8,121,364)
Items not affecting cash:
Depreciation	335	164	528	422	1,937
Stock-based compensation	275,998	139,150	987,998	239,283	1,630,111
Shares issued to acquire mineral properties	-	-	-	-	3,500
Shares issued in payment of bonus	-	-	-	-	52,160
Non-cash interest	-	-	-	-	333,333
Changes in assets and liabilities:
Prepaid expenses	-	18,369	-	(1,593)	(286)
Accounts payable and accrued liabilities	(72,737)	(17,923)	(296,867)	68,691	290,050
Net cash used in operating activities	(701,215)	(466,855)	(1,225,220)	(818,380)	(5,810,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	-	-	1,500,000
Issuance of promissory notes	-	190,410	-	1,190,410	640,410
Repayment of promissory notes	(100,000)	-	(190,410)	(450,000)	(640,410)
Proceeds from issuance of capital stock	2,336,667	50,000	2,695,670	50,000	6,496,320
Net cash provided by financing activities	2,236,667	240,410	2,505,260	790,410	7,996,320

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(117)	-	(117)	(4,172)
Net cash used in investing activities	-	(117)	-	(117)	(4,172)

Change in cash and cash equivalents
during the period	1,535,452	(226,562)	1,280,040	(28,087)	2,181,589

Cash and cash equivalents, beginning
of period	646,137	261,122	901,549	62,647	-

Cash and cash equivalents, end of period	$2,181,589	$34,560	$2,181,589	$34,560	$2,181,589

Cash paid for interest during the period	$5,161	$-	$5,161	$70,156	$75,677

Cash paid for income taxes during
the period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

							Deficit
	Number of						accumulated
	Preferred		Number of				During the	Total
	Shares Series		common		Additional		Exploration	Stockholders'
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	Equity

Balance, December 21, 2001	-	$-		$-	$-	$-	$-	$-
(date of incorporation)
Shares issued:
For cash at $0.001	-	-	5,000,000	5,000	-	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	87,780	-	-	92,400
Net loss for the period	-	-	0		0	-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	86,073
Net loss for the year							(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	27,379
Net loss for the year	-	-	-		-		(31,390)	(31,390)
Balance, January 31, 2004	-		9,620,000	9,620	87,780	-	(101,411)	(4,011)
Shares returned to treasury			(4,600,000)	(4,600)	4,600	-	-	-
Shares issued:
For cash at $0.001	2,000	2	-	-	1,997,498	-	-	1,997,500
To acquire a wholly-owned	-	-	833,333	833	32,500	-	-	33,333
corporations
To acquire a mineral property
	-	-	833,333	834	32,500	-	-	33,334
For stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-
For a consulting agreement
	-	-	200,000	200	2,460	-	-	2,660
Net loss for the period	-	-	-	-	-		(2,293,257)	(2,293,257)
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)

-Continued -

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JULY 31, 2007
(Unaudited)

							Deficit
	Number of						accumulated
	Preferred		Number of				During the	Total
	Shares Series		common		Additional		Exploration	Stockholders'
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	Equity
-continued-
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	(63,167)
Shares issued for cash	-	-	666,667	667	117,333	82,000	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	333,333
Net loss	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-		18,398,890	18,399	2,698,515	82,000	(3,872,976)	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	250,000
Shares issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	1,534,500
Cost of issuing shares	-	-	-	-	(78,750)	-	-	(78,750)
Shares issued for services	-	-	30,000	30	49,470	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	477,592
Net loss	-	-	-	-	-	-	(2,331,509)	(2,331,509)
Balance, January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	(6,204,485)	(1,122,729)

Shares issued for cash	-	-	130,720	131	156,733	-	-	156,864
Cost of issuing shares	-	-	-	-	(12,528)	-	-	(12,528)
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	712,000	-	-	712,000
Net loss	-	-	-	-	-	-	(1,012,068)	(1,012,068)
Balance, April 31, 2007	-	$-	21,794,110	$21,794	$6,048,965	$82,000	$(7,216,553)	$(1,063,794)

-Continued -

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JULY 31, 2007
(Unaudited)

							Deficit
	Number of						accumulated
	Preferred		Number of				During the	Total
	Shares Series		common		Additional		Exploration	Stockholders'
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	Equity
-continued-

Balance, April 31, 2007	-	$-	21,794,110	$21,794	$6,048,965	$82,000	$(7,216,553)	$(1,063,794)
Conversion of promissory notes	-	-	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	-	-	1,800,000	1,800	2,068,200	-	-	2,070,000
Cost of issuing shares	-	-	-	-	(180)	-	-	(180)
Shares issued for services	-	-	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	266,667
Stock-based compensation	-	-	-	-	73,498	-	-	73,498
Net loss	-	-	-	-	-	-	(904,811)	(904,811)
	-	-	28,131,553	28,131	10,127,181	-	(8,121,364)	2,033,948

The accompanying notes are an integral part of these financial statements .

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2007. The results of operations for the three period ended July 31, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,148,364 for the period from December 21, 2001 (inception) to July 31, 2007, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2007.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	EQUIPMENT

		July 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value

Office equipment	$116	$32	$84
Computer equipment	4,056	1,905	2,151
	$4,172	$1,937	$2,235

		January 31, 2007
		Accumulated
	Cost	Depreciation	Net Book Value

Office equipment	$116	$17	$99
Computer equipment	4,056	1,392	2,664
	$4,172	$1,409	$2,763

5.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and a director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The agreement requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before July 1, 2005 (paid); CAD$100,000 on or before July 1, 2006 (paid); CAD$100,000 on or before July 1, 2007 (paid); and CAD$125,000 on or before July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

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
JULY 31, 2007
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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	(December
	July 31,	July 31,	July 31,	July 31,	21, 2001) to
	2007	2006	2007	2006	July 31, 2007

Pinguino Project:
Acquisition	$93,700	$90,410	$93,700.00	$91,463	$289,715
Assaying, testing and analysis	6,185	2,951	32,329	25,895	200,392
Camp and field supplies	106,216	51,236	166,341	84,205	641,020
Drilling	142,704	81,988	154,739	213,393	1,091,621
Geological and geophysical	29,500	58,427	52,556	85,076	435,054
Travel and accommodation	9,556	835	12,198	6,154	57,205
	387,861	285,847	511,863	506,186	2,715,007

Condor Project:
Acquisition	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Acquisition	4,141	-	5,145	3,841	15,982
	4,141	-	5,145	3,841	15,982

Rio Negro Properties:
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	3,770	-	3,770.00	-	36,691
Travel and accommodation	-	-	-	-	9,614
	3,770	-	3,770.00	-	98,141

Other:	-	45	0	15,948	31,405

	$395,772	$285,892	$520,778	$525,975	$2,872,446

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES

Promissory notes payable are unsecured and are comprised of the following individual amounts:

			July 31,	January 31,
Date Issued	Maturity	Interest Rate	2007	2007

Due to a related party:
July 2006	On demand	6%	-	90,410

Other:
June 2006	August 28, 2006	$5,000 flat rate	-	100,000
			-	100,000
			-	190,410

7.	CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes are unsecured and are comprised of the following individual amounts:

			July 31,	January 31,
Date Issued	Maturity	Interest Rate	2007	2007

December 2004	On demand	10%	$-	$250,000
March 2006	On demand after August 2, 2007	8%	-	500,000
March 2006	On demand after August 2, 2007	8%	-	500,000
			$-	$1,250,000

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
JULY 31, 2007
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

In March 2006, $250,000 of the principal amount was converted to 833,333 common shares and the terms of repayment for the balance of the note were amended to be payable on demand but not before October 18, 2007. In May 2007, the balance of the note and accrued interest was converted to 982,420 common shares.

The 8% convertible promissory notes issued March 21, 2006 may be prepaid at any time without penalty. Upon 90 days notice by the holder, the notes are convertible into common shares of the Company at a conversion price of $0.40 per share. The promissory notes are due on demand, but the holder has agreed that it cannot make demand until August 27, 2007. In May 2007, the balance of the notes and accrued interest was converted to 2,738,356 common shares.

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
JULY 31, 2007
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
JULY 31, 2007
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

	n.	During the quarter ended April 30, 2007, the Company issued 666,666 common shares for proceeds of $214,667 on the exercise of stock options.

	o.	On May 11, 2007, the Company issued 150,000 common shares to four employees as a bonus. The fair value of the shares at the date of issue was $229,500.

	p.	On May 31, 2007, the Company issued 985,420 common shares on the conversion $250,000 of a promissory note and accrued interest of $44,726 (Note 5).

	q.	On May 31, 2007, the Company issued 1,369,178 common shares on the conversion $500,000 of a promissory note and accrued interest of $47,671 (Note 5).

	r.	On May 31, 2007, the Company issued 1,369,178 common shares on the conversion $500,000 of a promissory note and accrued interest of $47,671 (Note 5).

	s.	On May 11, 2007, the Company issued 150,000 common shares to four employees as a bonus. The fair value of the shares at the date of issue was $202,500.

t.

On July 4, 2007, the Company completed a private placement and issued 1,800,000 units for gross proceeds of $2,070,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.50 per share on or before July 4, 2009

	u.	During the quarter ended July 31, 2007, the Company issued 666,667 common shares for proceeds of $266,667 on the exercise of warrants.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance as at January 31, 2006	666,667	$0.40
Issued	767,250	1.75
Balance as at January 31, 2007	1,433,917	1.12
Issued	973,637	1.30
Balance as at April 30, 2007	2,407,554	1.19
Issued	900,000	1.50
Exercised	(666,667)	0.40
Balance as at July 31, 2007	2,640,887	$1.50

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)

At July 31, 2007, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

52,500	$ 1.75	October 2, 2008
72,500	$ 1.75	October 10, 2008
174,200	$ 1.75	November 20, 2008
250,000	$ 1.75	November 28, 2008
14,000	$ 1.75	December 13, 2008
204,050	$ 1.75	January 18, 2009
73,637	$ 1.85	February 28, 2009
900,000	$ 1.25	April 13, 2009
900,000	$ 1.50	July 4, 2009
2,640,887

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2006	1,420,000	$0.25
Issued	920,000	0.53
Exercised	(200,000)	0.25
Balance at January 31, 2006	2,140,000	0.25
Exercised	(666,666)	0.32
Balance at January 31, 2007	1,473,334	0.34
Granted	150,000	1.35
Balance at January 31, 2007	1,623,334	$0.48

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)

The weighted average fair value per stock option granted during the six months ended July 31, 2007 was $0.92 (2006 - $0.53).

At July 31, 2007, the following stock options were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
120,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
1,623,334

Stock-based compensation

The fair value of stock options granted during the six months ended July 31, 2007 was $137,472 (2006 - $400,532) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the six months ended April 30, 2007 was $73,498 (2006 - $139,150). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation expenses with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Six Months	Six Months
	Ended July	Ended July
	31, 2007	31, 2006

Risk-free intereste rate	4.23%	3.98%
Expected life of options	4.0 years	4.9 years
Annualized volatility	93%	119%
Dividend rate	0%	0%

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

9.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the six months ended July 31, 2007, the Company paid consulting fees of $16,129 (2006 - $19,350) relating to this management agreement.

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

During the three month period ended July 31, 2007 the Company paid consulting fees of $50,771 (2006 - $56,663) and recorded stock based compensation of $712,000 ((2006 - $NIL) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENTED INFORMATION

At July 31, 2007, the Company and its subsidiaries operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

		January 31,
	July 31, 2007	2007

Identifiable assets
Canada	$2,082,898	$892,560
Argentina	101,212	12,038
	$2,184,110	$904,598

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006

Loss for the year
Canada	$490,513	$84,013	$1,320,901	$562,888
Argentina	414,298	522,602	595,978	562,295
	$904,811	$606,615	$1,916,879	$1,125,183

11.	SUBSEQUENT EVENTS

Subsequent to July 31, 2007, the Company issued 180,000 Units to a finder in payment of a finder’s fee due pursuant to a finders’ fee agreement dated July 27, 2007. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share until July 4, 2009. This finder’s fee was paid for services rendered by the finder, a registered broker- dealer, for services rendered in connection with a private placement with a qualified institutional buyer that we completed on July 4, 2007.

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
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Over the next 12 months we intend to continue our exploration programs. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$876,000
Professional fees	$133,000
Investor relations	$42,000
Rent, utilities and insurance	$24,000
Other general administrative expenses	$253,000
Total	$1,328,000
Cash on hand, September 1, 2007, estimated	$2,155,000
Estimated excess of cash resources over minimum cash requirements	$827,000

We believe that we may require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

During the 12 months ending August 31, 2008, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $1,328,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. We had cash in the amount of $2,181,589 and working capital in the amount of $2,031,713 as of July 31, 2007. During the quarter ended July 31, 2007, we raised $2,336,667. Cash on hand as of the date of filing of this quarterly report on Form 10-QSB is sufficient to fund our currently budgeted operating requirements for the next 12 months, but our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. We may need to raise additional funds. We plan to raise any required funds through private placement sales of our common stock but we do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resource has been the sale of convertible debt instruments and common stock, although we have in the past and may in the future use shareholder loans, advances from related parties, or borrowing to meet future needs.

At July 31, 2007, we had working capital of $2,031,713 compared to a working capital deficiency of $1,125,492 at January 31, 2007.

At July 31, 2007, our total current assets were $2,181,878, consisting of cash and cash equivalents of $2,181,589 and prepaid expenses of $286, compared to total current assets of $901,835 at January 31, 2007.

At July 31, 2007, our total current liabilities were $150,162, compared to total current liabilities of $2,027,327 at January 31, 2007. Current liabilities at January 31, 2007 included five promissory notes and accrued interest thereon, all of which were converted to common stock or repaid during the quarter ended July 31, 2007.

At July 31, 2007, we had cash on hand of $2,181,589 compared to $901,549 at January 31, 2007. During the quarter ended July 31, 2007, we raised $2,336,667 through the sale of our equity securities. Effective May 31, 2007, we converted three convertible debentures having an aggregate principal amount of $1,250,000 (one in the principal amount of $250,000 and two in the principal amount of $500,000) and outstanding interest (in the aggregate amount of $140,068) into an aggregate of 3,720,776 shares of our common stock.

Three months ended July 31, 2007 compared to three months ended July 31, 2006

For the three month period ended July 31, 2007, we incurred a net loss of $904,811 compared to a net loss of $606,615 for the three month period ended July 31, 2006. At July 31, 2007, we had incurred a net loss since inception of $8,121,364. Mineral property interests expense was $395,772 for the three month period ended July 31, 2007 compared to $285,892 for the three month period ended July 31, 2006. The difference was primarily due to an expanded drilling program. Stock-based compensation for the three month period ended July 31, 2007 was $275,998 compared to $139,150 for the three month period ended July 31, 2006. The difference was primarily due to stock options issued to consultants and the fair value of shares issues as a bonus to field employees .

Operating expenses for the three month period ended July 31, 2007 were $897,484 compared to $570,647 during the three month period ended July 31, 2006.

Six months ended July 31, 2007 compared to six months ended July 31, 2006

For the six month period ended July 31, 2007, we incurred a net loss of $1,916,879 compared to a net loss of $1,125,183 for the six month period ended July 31, 2006. At July 31, 2007, we had incurred a net loss since inception of $8,121,364. Mineral property interests expense was $520,778 for the six month period ended July 31, 2007 compared to $525,975 for the six month period ended July 31, 2006. Stock-based compensation for the six month period ended July 31, 2007 was $987,998 compared to $239,283 for the six month period ended July 31, 2006. The difference was primarily due to the fair value of warrants issued to our president and the fair value of shares issued as a bonus to field employees.

Operating expenses for the six month period ended July 31, 2007 were $1,886,829 compared to $1,056,301 during the six month period ended July 31, 2006.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending August 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2008.

Employees

As of August 31, 2007, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his time working on our affairs.

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

We have historically incurred losses since inception. From inception through July 31, 2007, we incurred losses of $8,121,364. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending August 31, 2008, we expect to spend approximately $843,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $2,181,589 as of July 31, 2007. During the quarter, we raised gross proceeds from sales of equity of $2,336,667. At July 31, 2007, we had working capital of $2,031,713. We incurred a net loss of $1,916,879 for the six month period ended July 31, 2007 and $8,121,364 since inception on December 21, 2001. We estimate our average monthly operating expenses to be approximately $110,000, including exploration, general and administrative expense and investor relations expenses. Should the results of our planned exploration, require us to increase our operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months . As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On May 11, 2007, we issued an aggregate of 150,000 shares of our company’s common stock to four consultants to our company located in Argentina as an incentive bonus at a deemed price of $1.36. These consultants are non-U.S. persons that work for our company in Argentina and the shares were issued as an incentive bonus for services rendered at a deemed price of $1.35 per share. The price per share was determined by reference to the closing price (last sale of the day) of our shares on the Over-The-Counter Bulletin Board on May 10, 2007. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On July 4, 2007, we sold 1,800,000 Units at a purchase price of $1.15 per Unit, for gross proceeds of $2,070,000 to one qualified institutional buyer (as defined in Rule 144A(1)(a) promulgated under the Securities Act of 1933, as amended. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share for a period of 24 months from closing. The securities were issued in a private placement to one (1) U.S. qualified institutional buyer and we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 7, 2007, we issued 180,000 Units to a finder in payment of a finder’s fee due pursuant to a finders’ fee agreement dated July 27, 2007. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share until July 4, 2009. This finder’s fee was paid for services rendered by the finder, a registered broker-dealer, for services rendered in connection with a private placement with a qualified institutional buyer that we completed on July 4, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective September 6, 2007, holders of 14,672,001 of our common shares, representing approximately 51.82% of our issued and outstanding common shares, adopted a resolution by way of written consent approving the redomicile of our company from the state of Nevada to the state of Delaware by way of the merger of our company into our wholly-owned Delaware subsidiary, Argentex Mining Corporation. Additional information with respect to this shareholder action can be found in the preliminary information statement filed by our company on Schedule 14C with the Securities and Exchange Commission on Monday, September 10, 2007.

Item 5. Other Information.

None.

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

38

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Kenneth Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
Date: September 13, 2007

By:   /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: September 13, 2007