Form 10QSB
period 2007-10-31
ARGENTEX MINING CORP
filed 2007-12-17
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	71-0867623
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

28,311,553 common shares issued and outstanding as at December 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	October 31,	January 31,
	2007	2007
	(Unaudtied)

ASSETS

Current
Cash and cash equivalents	$1,845,593	$901,549
Prepaid expenses	2,729	286

Total current assets	1,848,322	901,835

Equipment (Note 4)	3,714	2,763

	$1,852,036	$904,598

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilites
Accounts payable and accrued liabilities	$96,894	$586,917
Convertible promissory notes (Note 7)	-	1,250,000
Promissory note - due to related party (Note 6)	-	90,410
Promissory notes - other (Note 6)	-	100,000
	96,894	2,027,327

Stockholders' deficiency

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: October 31, 2007 - Nil: January 31, 2007 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: October 31, 2007 - Nil: January 31,2007 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value	28,311	20,997
of $0.001 (issued: October 31, 2007 - 28,311,553;
January 31, 2007 - 20,996,723)
Additional paid-in capital	10,161,662	4,978,759
Warrants	-	82,000
Deficit accumulated during exploration stage	(8,434,831)	(6,204,485)

Total stockholders' deficiency	1,755,142	(1,122,729)

Total liabilities and stockholders' deficiency	$1,852,036	$904,598

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006	2007

Expenses
Consulting fees	$45,174	$36,999	$167,244	$123,681	$731,915
Depreciation	201	215	729	637	2,138
Investor relations and communication	19,669	29,000	115,925	70,932	1,440,674
Mineral property interests (Note 5)	149,577	24,872	670,355	550,847	3,022,023
Office and sundry	23,230	7,352	48,929	27,208	170,307
Rent	4,334	2,241	12,610	11,749	47,611
Professional fees	47,295	29,790	157,610	157,012	623,272
Stock-based compensation	34,481	100,133	1,022,479	339,416	1,714,092
Transfer agent fees	8,086	2,301	16,299	7,722	78,198
Travel	2,831	14,968	9,527	14,968	67,247

	(334,878)	(247,871)	(2,221,707)	(1,304,172)	(7,897,477)
Interest income (expense)	21,411	(23,165)	(8,639)	(92,047)	(537,354)

Net Loss	$(313,467)	$(271,036)	$(2,230,346)	$(1,396,219)	$(8,434,831)

Basic and diluted loss per share	$(0.01)	$0.01	$(0.09)	$(0.07)

Weighted average number
of shares outstanding	28,131,552	19,496,136	25,004,109	19,246,680

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,467)	$(271,036)	$(2,230,346)	$(1,396,219)$	$(8,434,831)
Items not affecting cash:
Depreciation	201	215	729	637	2,138
Stock-based compensation	34,481	100,133	1,022,479	339,416	1,664,592
Shares issued to acquire mineral properties	-	-	-	-	3,500
Shares issued in payment of bonus	-	-	-	-	52,160
Non-cash interest	-	-	-	-	333,333
Changes in assets and liabilities:
Prepaid expenses	(2,443)	(7,405)	(2,443)	(8,998)	(2,729)
Accounts payable and accrued liabilities	(53,268)	31,242	(350,135)	99,933	236,782
Net cash used in operating activities	(334,496)	(146,851)	(1,559,716)	(965,231)	(6,145,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	-	-	1,500,000
Issuance of promissory notes	-	-	-	1,190,410	640,410
Repayment of promissory notes	-	-	(190,410)	(450,000)	(640,410)
Subscriptions receved	-	-	-	-	0
Proceeds from issuance of capital stock	180	232,547	2,695,850	282,547	6,496,500
Share subscriptions received	-	177,333	-	177,333
Net cash provided by financing activities	180.00	409,880	2,505,440	1,200,290	7,996,500

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(1,680)	(618)	(1,680)	(735)	(5,852)
Net cash used in investing activities	(1,680)	(618)	(1,680)	(735)	(5,852)

Change in cash and cash equivalents
during the period	(335,996)	262,411	944,044	234,324	1,845,593

Cash and cash equivalents, beginning
of period	2,181,589	34,560	901,549	62,647	0

Cash and cash equivalents, end of period	$1,845,593	$296,971	$1,845,593	$296,971	$1,845,593

Cash paid for interest during the period	$-	$-	$5,161	$70,156	$75,677

Cash paid for income taxes during
the period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO OCTOBER 31, 2007
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

-Continued -

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO OCTOBER 31, 2007
(Unaudited)

							Deficit
	Number of						accumulated
	Preferred		Number of				During the	Total
	Shares Series		common		Additional		Exploration	Stockholders'
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	Equity
-continued-
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	-63,167
Shares issued for cash	-	-	666,667	667	117,333	82,000	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	333,333
Net loss	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-		18,398,890	18,399	2,698,515	82,000	-3,872,976	-1,074,062
Conversion of promissory note	-	-	833,333	833	249,167	-	-	250,000
Shares issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	1,534,500
Cost of issuing shares	-	-	-	-	-78,750	-	-	-78,750
Shares issued for services	-	-	30,000	30	49,470	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	477,592
Net loss	-	-	-	-	-	-	-2,331,509	-2,331,509
Balance, January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	-6,204,485	-1,122,729

Shares issued for cash	-	-	130,720	131	156,733	-	-	156,864
Cost of issuing shares	-	-	-	-	-12,528	-	-	-12,528
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	712,000	-	-	712,000
Net loss	-	-	-	-	-	-	-1,012,068	-1,012,068
Balance, April 30, 2007	-	$-	21,794,110	$21,794	$6,048,965	$82,000	$-7,216,553	$-1,063,794

-Continued -

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO OCTOBER 31, 2007
(Unaudited)

							Deficit
	Number of						accumulated
	Preferred		Number of				During the	Total
	Shares Series		common		Additional		Exploration	Stockholders'
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	Equity
-continued-

Balance, April 30, 2007	-	$-	21,794,110	$21,794	$6,048,965	$82,000	$(7,216,553)	$(1,063,794)
Conversion of promissory notes	-	-	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	-	-	1,800,000	1,800	2,068,200	-	-	2,070,000
Cost of issuing shares	-	-	-	-	(180)	-	-	(180)
Shares issued for services	-	-	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	266,667
Stock-based compensation	-	-	-	-	73,498	-	-	73,498
Net loss	-	-	-	-	-	-	(904,811)	(904,811)

Balance, July 31, 2007	-	-	28,131,553	28,131	10,127,181	0	(8,121,364)	2,033,948

Shares issued for finders fee	-	-	180,000	180	-	-	-	180
Stock-based compensation	-	-	-	-	34,481	-	-	34,481
Net loss	-	-	-	-	-		(313,467)	(313,467)

Balance, October 31, 2007			28,311,553	28,311	10,161,662	0	(8,434,831)	1,755,142

The accompanying notes are an integral part of these financial statements .

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2007. The results of operations for the three month period ended October 31, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,434,831 for the period from December 21, 2001 (inception) to October 31, 2007, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2007.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	EQUIPMENT

		October 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$116	$38	$78
Computer equipment	5,736	2,100	3,636
	$5,852	$2,138	$3,714

		January 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$116	$17	$99
Computer equipment	4,056	1,392	2,664
	$4,172	$1,409	$2,763

5.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and An affiliate of an ex-director, the Company acquired an option to acquire a 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

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

i) Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement whereby the shares will be released to the Vendor or returned to treasury as follows: the Company incurring exploration expenditures of at least $100,000 – release of 499,998 common shares; additional expenditures of at least $400,000 – release of an additional 500,001 common shares; additional expenditures of at least $500,000 – release of an additional 500,001 common shares; Company’s geologist recommends further exploration – release of the remaining 333,333 common shares.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

b)	Dyakowski Property (continued)

At the time of each release to the Vendor, if the Company’s geologist determines the Property no longer has merit all common shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be transferred to the Company. ii) In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement identical to the terms of the escrow agreement related to the Mineral Property Acquisition Agreement for the “Dyakowski Property”, disclosed immediately above. The Dyakowski Property and the SCRN Property total 128,964 acres. The Mineral Property Acquisition Agreement and the Share Purchase agreement also provide for an “area of interest” such that, in the event that the Vendor records any property claims within five (5) kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

During the year ended January 31, 2006, Dyakowski and the Company agreed to the return and cancellation of 4,749,998 of the escrow shares and the immediate release from escrow of the remaining 250,000 shares. The Company accounted for the return and cancellation as a reduction of the acquisition of the related mineral properties in the current year.

c)	Condor Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totalling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property, the Company paid to the vendor CAD$10,000. The Company has the right to repurchase either one-half of the royalty for CAD$1,000,000 or all of the royalty for CAD$2,000,000.

d)	Storm Cat Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totalling 32,766 acres. As consideration for the Storm Cat Property the Company paid to the vendor the CAD$10,000.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Claims acquired have been accounted for on a geographic basis as follows:

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2007	2007

Pinguino Project:
Acquisition	$-	$-	$93,700	$91,463	$289,715
Assaying, testing and analysis	11,858	7,493	44,187	33,388	212,250
Camp and field supplies	36,474	12,420	202,815	96,625	677,494
Drilling	81,038	1,158	235,777	214,551	1,172,659
Geological and geophysical	16,667	4,187	69,223	89,263	451,721
Travel and accommodation	2,780	652	14,978	6,806	59,985
	148,817	25,910	660,680	532,096	2,863,824

Condor Project:
Acquisition	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Acquisition	792	(1,038)	5,937	2,803	16,774
	792	(1,038)	5,937	2,803	16,774

Rio Negro Properties:
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	(32)	-	3,738	-	36,659
Travel and accommodation	-	-	-	-	9,614
	(32)	-	3,738	-	98,109

Other:	-	-	-	15,948	31,405

	$149,577	$24,872	$670,355	$550,847	$3,022,023

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTES

Promissory notes payable were unsecured and comprised of the following individual amounts:

			October 31,	January 31,
Date Issued	Maturity	Interest Rate	2007	2007

Due to a related party:
July 2006	On demand	6%	-	90,410

Other:
June 2006	August 28, 2006	$5,000 flat rate	-	100,000
			-	100,000
			-	190,410

7.	CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes were unsecured and comprised of the following individual amounts:

			October 31,	January 31,
Date Issued	Maturity	Interest Rate	2007	2007

December 2004	On demand	10%	$-	$250,000
March 2006	On demand after August 2, 2007	8%	-	500,000
March 2006	On demand after August 2, 2007	8%	-	500,000
			$-	$1,250,000

The 10% convertible promissory note was payable on demand and convertible into common shares, at the note holder’s option, at a conversion price of $0.90 per share (“Conversion Price”) or lesser adjusted amount determined as follows:

a)	If the Company issues securities for a per share or conversion or exercise price which is less than the Conversion Price, then the Conversion Price shall be reduced to that lower price, or

b)

If the Company ceased to devote the majority of its resources to the exploration and development of its Argentinean mineral properties or failed to make the required payments with respect to its Pinguino property, then the conversion price would become the lower of the Conversion Price or 75% of the average trailing five day bid price for the Company’s common stock on the Over-The-Counter Bulletin Board.

The Company could repay the note at any time. The full principal amount of the note was due upon default under the terms of the note. Following a private placement in June 2005, the conversion price was reduced to $0.30. At the time of the reduction of the conversion price, the Company’s shares were trading at approximately $0.50 per share resulting in a benefit to the note holder. In accordance with Financial Accounting Standards Board’s Emerging Issues Task Force Issue Number 00-27 –

Application of Issue No. 98-5 to Certain Convertible Instruments, a calculated benefit in the amount of $333,333 was included in interest expense for the year ended January 31, 2006.

In March 2006, $250,000 of the principal amount was converted to 833,333 common shares and the terms of repayment for the balance of the note were amended to be payable on demand but not before October 18, 2007. In June 2007, the balance of the note and accrued interest was converted to 982,420 common shares.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	CONVERTIBLE PROMISSORY NOTES (continued)

The 8% convertible promissory notes issued March 21, 2006 could be prepaid at any time without penalty. Upon 90 days notice by the holder, the notes were convertible into common shares of the Company at a conversion price of $0.40 per share. The promissory notes were due on demand, but the holder agreed that it could not make demand until August 27, 2007. In May 2007, the balance of the notes and accrued interest was converted to 2,738,356 common shares.

8.	SHARE CAPITAL

	a.	In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.

b.

During June 2005, the Company issued 666,667 Units at a price of $0.30 per unit for total proceeds of $200,000. Each Unit was comprised of one common share and the right to purchase one additional common share at $0.40 per share until June 30, 2007.

	c.	In August 2005, 4,749,998 escrowed shares were returned to the treasury (Note 8(a)).

	d.	In March 2006, the Company issued 833,333 common shares on the conversion of $250,000 of a promissory note. (Note 5)

	e.	In July 2006, the Company issued 200,000 common shares for proceeds of $50,000 on the exercise of stock options.

f.

On October 2, 2006, the Company completed a private placement and issued 105,000 units for gross proceeds of $105,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before October 2, 2008.

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

h.

On November 20, 2006, the Company completed a private placement and issued 348,400 units for gross proceeds of $348,400. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 20, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common share at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)

i.

On November 28, 2006, the Company completed a private placement and issued 500,000 units for gross proceeds of $500,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 28, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common share at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $42,750 in the form of finder’s fees for net proceeds of $427,250 for both private placements.

	j.	On December 13, 2006, the Company issued 30,000 common shares to two consultants<> as a bonus. The fair value of the shares at the date of issue was $49,500.

k.

On December 13, 2006, the Company completed a private placement and issued 28,000 units for gross proceeds of $28,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before December 13, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common share at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

l.

On January 18, 2007, the Company completed a private placement and issued 408,100 units for gross proceeds of $408,100. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before January 18, 2009. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common share at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds U.S. $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

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

	n.	During the quarter ended April 30, 2007, the Company issued 666,666 common shares for proceeds of $214,667 on the exercise of stock options.

	o.	On May 31, 2007, the Company issued 982,420 common shares on the conversion of the $250,000 principal due under a promissory note and accrued interest of $44,726 (Note 5).

	p.	On May 31, 2007, the Company issued 1,369,178 common shares on the conversion of all $500,000 of principal and accrued interest of $47,671 of a $500,000 convertible debenture (Note 5).

	q.	On May 31, 2007, the Company issued 1,369,178 common shares on the conversion of all $500,000 of principal and accrued interest of $47,671 of a $500,000 convertible debenture (Note 5).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)

	r.	On May 11, 2007, the Company issued 150,000 common shares to four consultants as a bonus. The fair value of the shares at the date of issue was $202,500.

s.

On July 4, 2007, the Company completed a private placement and issued 1,800,000 units for gross proceeds of $2,070,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.50 per share on or before July 4, 2009

	t.	During the quarter ended July 31, 2007, the Company issued 666,667 common shares for proceeds of $266,667 on the exercise of warrants.

v.

On August 7, 2007, the Company issued 180,000 Units to a finder in payment of a finder’s fee due pursuant to a finders’ fee agreement dated July 27, 2007. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share until July 4, 2009. This finder’s fee was paid for services rendered by the finder, a registered broker-dealer, for services rendered in connection with a private placement with a qualified institutional buyer that the Company completed on July 4, 2007.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2006	666,667	$0.40
Issued	767,250	1.75
Balance at January 31, 2007	1,433,917	1.12
Issued	973,637	1.30
Balance at April 30, 2007	2,407,554	1.19
Issued	900,000	1.50
Exercised	-666,667	0.40
Balance at July 31, 2007	2,640,887	1.50
Issued	90,000	1.50
Balance at October 31, 2007	2,730,887	$1.50

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)

At October 31, 2007, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

52,500	$ 1.75	October 2, 2008
72,500	$ 1.75	October 10, 2008
174,200	$ 1.75	November 20, 2008
250,000	$ 1.75	November 28, 2008
14,000	$ 1.75	December 13, 2008
204,050	$ 1.75	January 18, 2009
73,637	$ 1.85	February 28, 2009
900,000	$ 1.25	April 13, 2009
900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
2,730,887

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2006	1,420,000	$0.25
Issued	920,000	0.53
Exercised	-200,000	0.25
Balance at January 31, 2007	2,140,000	0.25
Exercised	-666,666	0.32
Balance at April 30, 2007	1,473,334	0.34
Granted	150,000	1.35
Balance at July 31 and October 31, 2007	1,623,334	$0.48

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (continued)

The weighted average fair value per stock option granted during the nine months ended October 31, 2007 was $0.92 (2006 - $0.53).

At October 31, 2007, the following stock options were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
120,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
1,623,334

Stock-based compensation

The fair value of stock options granted during the nine months ended October 31, 2007 was $137,472 (2006 - $400,532) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the nine months ended October 31, 2007 was $1,022,479 (2006 - $339,416). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation expenses with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2007	2006

Risk-free intereste rate	4.23%	3.98%
Expected life of options	4.0 years	4.9 years
Annualized volatility	93%	119%
Dividend rate	0%	0%

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

9.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at C$2,500 per month. During the nine months ended October 31, 2007, the Company paid consulting fees of $24,219 (2006 - $26,484) relating to this management agreement.

b)

On July 1, 2006, a director and officer of the Company advanced $90,410 to the Company. The advance was due on demand, bore interest at 6% and was secured by a promissory note. The note was repaid on March 12, 2007.

c)

In April, 2007, the Company entered into a Consulting Agreement with Frontera Geological Services Ltd., a company wholly-owned by the Company’s President. Under the agreement, Frontera Geological Services Ltd. agreed to make the President available to the Company on a substantially full-time basis (approximately 80% of his working hours) to serve as President for a term of two years from the date of the agreement. In exchange, the Company agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CDN$9,000 per month and agreed to issue to the Company’s President 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of the Company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, the Company has income equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus.

During the three month period ended October, 2007 the Company paid consulting fees of $87,189 (2006 - $73,693) and recorded stock based compensation of $712,000 ((2006 - $NIL) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENTED INFORMATION

At October 31, 2007, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	October 31,	January 31,
	2007	2007

Identifiable assets
Canada	$1,755,513	$892,560
Argentina	96,523	12,038
	$1,852,036	$904,598

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2007

Loss for the year
Canada	$135,067	$227,427	$1,455,968	$573,877
Argentina	178,400	43,609	774,378	722,342
	$313,467	$271,036	$2,230,346	$1,396,219

11.	SUBSEQUENT EVENTS

Effective September 6, 2007, holders of 14,672,001 of the Company’s common shares, representing approximately 51.82% of its issued and outstanding common shares, adopted a resolution by way of written consent approving the re-domicile of the Company from the state of Nevada to the state of Delaware by way of merger of the Company into its wholly-owned Delaware subsidiary, Argentex Mining Corporation.

On November 5, 2007, the Nevada Secretary of State accepted for filing Articles of Merger providing for the merger of the Company with its wholly-owned subsidiary, Argentex Mining Corporation, a Delaware corporation, with the Delaware corporation being the surviving corporation in the merger. Also on November 5, 2007, the Delaware Secretary of State accepted for filing a Certificate of Merger providing for the same merger. These filings complete the re-domicile of the Company from Nevada to Delaware, an effort previously approved by shareholders in connection with the Company’s desire to obtain a listing for our shares of common stock on the TSX Venture Exchange.

On November 10, 2007, the board of directors approved the adoption of the 2007 Stock Option Plan which permits the Company to issue up to 5,662,310 shares of common stock to its directors, officers, employees and consultants. Adoption of the 2007 Stock Option Plan is subject to approval by the TSX Venture stock exchange, with which the Company has filed an application for a listing, and to approval of stockholders.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Delaware corporation, and our wholly owned subsidiaries SCRN Properties Ltd., a Delaware corporation.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Over the next 12 months we intend to continue our exploration programs. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$876,000
Professional fees	$133,000
Investor relations	$42,000
Rent, utilities and insurance	$24,000
Other general administrative expenses	$253,000
Total	$1,328,000
Cash on hand, December 1, 2007, estimated	$1,713,000
Estimated excess of cash resources over minimum cash requirements	$385,000

During the 12 months ending November 30, 2008, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $1,328,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. We had cash in the amount of $1,845,593 and working capital in the amount of $1,751,428 as of October 31, 2007. Cash on hand as of the date of filing of this quarterly report on Form 10-QSB is as shown in the table immediately above and we believe that this amount is sufficient to fund our currently budgeted operating requirements for the next 12 months, though our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. If our budget increases due to unforeseen circumstances, we may need to raise additional funds. If this occurs, we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resource has been the sale of convertible debt instruments and common stock, although we have in the past and may in the future use shareholder loans, advances from related parties, or borrowing to meet future needs.

At October 31, 2007, we had working capital of $1,751,428 compared to a working capital deficiency of $1,125,492 at January 31, 2007.

At October 31, 2007, our total current assets were $1,848,322, consisting of cash and cash equivalents of $1,845,593 and prepaid expenses of $2,729, compared to total current assets of $901,835 at January 31, 2007.

At October 31, 2007, our total current liabilities were $96,894, compared to total current liabilities of $2,027,327 at January 31, 2007. Current liabilities at January 31, 2007 included five promissory notes and accrued interest thereon, all of which were converted to common stock or repaid during our quarter ended July 31, 2007.

At October 31, 2007, we had cash on hand of $1,845,593 compared to $901,549 at January 31, 2007.

Three months ended October 31, 2007 compared to three months ended October 31, 2006

For the three month period ended October 31, 2007, we incurred a net loss of $313,467 compared to a net loss of $271,036 for the three month period ended October 31, 2006. At October 31, 2007, we had incurred a net loss since inception of $8,434,831. Mineral property interests expense was $149,577 for the three month period ended October 31, 2007 compared to $24,872 for the three month period ended October 31, 2006. The difference was primarily due to our expanded drilling program in 2007. Stock-based compensation for the three month period ended October 31, 2007 was $34,481 compared to $100,133 for the three month period ended October 31, 2006. The difference was primarily due to stock options issued to consultants and the fair value of shares issued as a bonus to consultants of our company working in the field in Argentina.

Operating expenses for the three month period ended October 31, 2007 were $334,878 compared to $247,871 during the three month period ended October 31, 2006. The increase in operating expenses is primarily due to our expanded 2007 drilling program.

Nine months ended October 31, 2007 compared to nine months ended October 31, 2006

For the nine month period ended October 31, 2007, we incurred a net loss of $2,230,346 compared to a net loss of $1,396,219 for the nine month period ended October 31, 2006. At October 31, 2007, we had incurred a net loss since inception of $8,434,831. Mineral property interests expense was $670,355 for the nine month period ended October 31, 2007 compared to $550,847 for the nine month period ended October 31, 2006. Stock-based compensation for the nine month period ended October 31, 2007 was $1,022,479 compared to $339,416 for the nine month period ended October 31, 2006. The difference was primarily due to the fair value of warrants issued to our president and the fair value of shares issued as a bonus to field employees.

Operating expenses for the nine month period ended October 31, 2007 were $2,221,707 compared to $1,304,172 during the nine month period ended October 31, 2006. The increase in operating expenses is primarily due to and increase in stock-based compensation and our expanded 2007 drilling program.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending October 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending October 31, 2008.

Employees

As of October 31, 2007, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs.

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

We have historically incurred losses since inception. From inception through October 31, 2007, we incurred losses of $8,434,831. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending October 31, 2008, we expect to spend approximately $876,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $1,845,593 as of October 31, 2007. At October 31, 2007, we had working capital of $1,751,428. We incurred a net loss of $2,230,346 for the nine month period ended October 31, 2007 and $8,434,831 since inception on December 21, 2001. We estimate our average monthly operating expenses to be approximately $111,000, including exploration, general and administrative expense and investor relations expenses. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months . As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority . Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president and chief executive officer) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2007, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 13, 2007, we issued 100,000 stock options to a member of our advisory board. These options were issued pursuant to our 2007 Stock Option Plan with an exercise price of $1.13 per share and a term of five (5) years. These stock options are not exercisable until the 2007 Stock Option Plan approved by our board of directors has been approved by the TSX Venture Exchange and by our shareholders and the grant of the stock options has been approved by the TSX Venture Exchange.

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

Item 5. Other Information.

On August 23, 2007, we filed an application to list our common shares on the Canadian TSX Venture Exchange. This application is pending.

On November 5, 2007, the Nevada Secretary of State accepted for filing Articles of Merger providing for the merger of our company with our wholly-owned subsidiary, Argentex Mining Corporation, a Delaware corporation, with the Delaware corporation being the surviving corporation in the merger. Also on November 5, 2007, the Delaware Secretary of State accepted for filing a Certificate of Merger providing for the same merger. These filings complete our effort to redomicile our company from Nevada to Delaware, an effort previously approved by our shareholders in connection with our desire to obtain a listing for our shares of common stock on the TSX Venture Exchange.

On November 10, 2007, our directors approved the adoption of the 2007 Stock Option Plan which permits our company to issue up to 5,662,310 shares of our common stock to directors, officers, employees and consultants of our company. Our adoption of the 2007 Stock Option Plan is subject to approval by the TSX Venture stock exchange, with which we have filed an application for a listing, and to the approval of our stockholders.

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

3.4

Articles of Merger field with the Secretary of State of Nevada on November 5, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 15, 2007 and incorporated herein by reference.

3.5

Certificate of Merger of Argentex Mining Corporation into Argentex Mining Corporation filed with the Secretary of State of Delaware on November 5, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 15, 2007 and incorporated herein by reference.

4.1	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 15, 2007 and incorporated herein by reference.

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
Date: December 14, 2007

By: /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Date: December 14, 2007