Form 10QSB/A
period 2005-10-31
ARGENTEX MINING CORP
filed 2008-04-09
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to ____________

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Explanatory Note: This amendment to our Form 10-QSB for the quarterly period ended October 31, 2005 has been filed in order to reflect that our company was not, during the period in question, a shell company (as defined in Rule 12b-2 of the Exchange Act). Accordingly, we have removed the “X” from the box “Yes” in the item immediately above this Explanatory Note and we have inserted an “X” in the box marked “No”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kenneth Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
Date: April 8, 2008

By:	/s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: April 8, 2008