Form 10KSB/A
period 2006-01-31
ARGENTEX MINING CORP
filed 2008-04-09
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Name of small business issuer in its charter)

Nevada	71-0867623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1066 West Hastings Street, Suite 2300
Vancouver, BC Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-601-8336

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Explanatory Note: This amendment to our Form 10-KSB for the annual period ended January 31, 2006 has been filed in order to reflect that our company was not, during the period in question, a shell company (as defined in Rule 12b-2 of the Exchange Act). Accordingly, we have removed the “X” from the box “Yes” in the item immediately above this Explanatory Note and we have inserted an “X” in the box marked “No”.

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
Date: April 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Hicks
Kenneth Hicks
President and Director
Principal Executive Officer
Date: April 8, 2008