Form 10QSB/A
period 2006-04-30
ARGENTEX MINING CORP
filed 2008-04-09
CIK 1167887

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

Explanatory Note: This amendment to our Form 10-QSB for the quarterly period ended April 30, 2006 has been filed in order to reflect that our company was not, during the period in question, a shell company (as defined in Rule 12b-2 of the Exchange Act). Accordingly, we have removed the “X” from the box “Yes” in the item immediately above this Explanatory Note and we have inserted an “X” in the box marked “No”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kenneth Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
Date: April 7, 2008

By:	/s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: April 7, 2008