Form 10QSB/A
period 2007-04-30
ARGENTEX MINING CORP
filed 2008-04-09
CIK 1167887

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

Explanatory Note: This amendment to our Form 10-QSB for the quarterly period ended April 30, 2007 has been filed in order to reflect that our company was not, during the period in question, a shell company (as defined in Rule 12b-2 of the Exchange Act). Accordingly, we have removed the “X” from the box “Yes” in the item immediately above this Explanatory Note and we have inserted an “X” in the box marked “No”.

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