Form 10KSB
period 2008-01-31
ARGENTEX MINING CORP
filed 2008-04-30
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended January 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-50375

ARGENTEX MINING CORPORATION
(Name of small business issuer in its charter)

Delaware	71-0867623
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

602 - 1112 West Pender Street, Vancouver, BC	V6E 2S1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 568-2496

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year $Nil

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

29,482,189 common shares @ $1.57 (1) = $46,287,036

(1) Average of bid and ask closing prices on April 2, 2008.

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

31,465,522 common shares issued and outstanding as of April 2, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB
(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933
(“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

Item 1.        Description of Business.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Argentex” mean Argentex Mining Corporation and our wholly owned subsidiary, SCRN Properties Ltd., a Delaware corporation, unless the context clearly requires otherwise.

We were incorporated in the State of Nevada on December 21, 2001 under the name "Delbrook Corporation" with authorized capital of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001. On March 15, 2004, we changed our name to "Argentex Mining Corporation". We effected this name change by merging with our wholly owned subsidiary, “Argentex Mining Corporation”, a Nevada corporation that we formed specifically for this purpose. Our company was the surviving company in the merger. On November 5, 2007, we moved our state of domicile from Nevada to Delaware. This re-domicile was effected by merging with our wholly owned subsidiary “Argentex Mining Corporation”, a Delaware corporation that we formed specifically for this purpose. Our subsidiary was the surviving entity upon completion of the merger. Since November 5, 2007, we have been a Delaware corporation.

We have one subsidiary, SCRN Properties Ltd., a Delaware corporation incorporated on February 13, 2004, which we formed for the purpose of acquiring and exploring natural resource properties in Argentina.

Our Offices

Our principal offices are located at Suite 602, 1112 West Pender Street, Vancouver, British Columbia, Canada V6E 2S1. Our telephone number at our principal office is (604) 568-2496. Our fax number is (604) 568-1540. We lease approximately 878 square feet of office space for a term expiring October 31, 2010 . Until October 31, 2008, our rental rate is $20 per square foot. From November 1, 2009 to October 31, 2010 our rental rate will increase to $21 per square foot per month. We believe that our office space and facilities are sufficient to meet our present needs. If in the future we find that we need more or different office space, we do not anticipate that we would have any difficulty securing it on terms acceptable to us.

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd., maintains an office c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Our Business

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through unexposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

As discussed in more detail below and in the Description of Property section of this annual report beginning at page 10, below, our current mineral properties consist of five groups of mineral exploration claims. Four of these groups of claims are located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Our fifth group of mineral exploration claims, known as the Argie claims, is located in the Pleasant Valley area of British Columbia, near the town of Merritt, British Columbia. Until recently, we owned a sixth group of mineral exploration claims known as the Ruddock Creek claims, which were located in the Revelstoke area of British Columbia, Canada. During the year ended January 31 2008, our management determined that it was not in our company’s best interest to explore or maintain the Ruddock claims and they were allowed to expire in March, 2008.

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 5 of this annual report, for additional information about the risks of mineral exploration.

Employees

As of April 2, 2008, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his time working on our affairs.

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

Subsidiaries

We have one subsidiary, SCRN Properties Ltd., a Delaware corporation incorporated on February 13, 2004, which we formed for the purpose of acquiring and exploring natural resource properties in Argentina.

Patents and Trademarks

We do not own any patents or trademarks.

RISK FACTORS

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

This annual report on Form 10-KSB contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report include statements about:

  Our future exploration programs and results,

  Our future capital expenditures, and

  Our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  General economic and business conditions,

  Exposure to market risks in our financial instruments,

  Fluctuations in worldwide prices and demand for minerals,

  Fluctuations in the levels of our exploration and development activities,

  Risks associated with mineral resource exploration and development activities,

  Competition for resource properties and infrastructure in the mineral exploration industry,

  Technological changes and developments in the mineral exploration and mining industry,

  Regulatory uncertainties and potential environmental liabilities, and the risks in the section of this annual report entitled "Risk Factors",

any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability none of our mineral resource properties contains any 'reserve' and any funds that we spend on exploration will probably be lost.

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

Although we believe that we are in compliance with all material laws and regulations that currently apply to our activities, we can give no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource and our business could fail.

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

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all of the hazards and risks inherent in exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations and the economic viability of any of our exploration properties and projects cannot be accurately predicted.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver, copper, zinc and indium. The price of those commodities has fluctuated widely in recent years and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we may compete with other exploration companies in the effort to locate and acquire mineral resource properties, we do not believe that we will compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

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

Risks Related to Our Company

We have a limited operating history on which to base an evaluation of our business and prospects and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending April 30, 2009, we expect to spend approximately $3,400,000 on the maintenance and exploration of our mineral properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the year ended January 31, 2008, we incurred a net loss of $3,688,314. From inception through January 31, 2008, we have incurred an aggregate loss of $9,892,799. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On January 31, 2008, we had cash in the amount of $845,219 and working capital of $379,308. In a series of private placements closed during the month of March, 2008, we raised additional gross proceeds of $3,850,000 from the sale of equity securities. We estimate our average monthly operating expenses to be approximately $39,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this annual report on Form 10-KSB is sufficient to fund our currently budgeted operating requirements for the next 12 months. However, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise additional funds in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Although our primary exploration property is titled in our name, our rights to that property are subject to a written option agreement. If we materially breach the terms of that option agreement, our rights in the property could be forfeit.

We entered into a mineral property acquisition agreement dated February 24, 2004 with Christopher Dyakowski, an ex-director and officer of our company, whereby we agreed to make periodic option payments in cash in exchange for an option to purchase up to 100% of the mineral rights in the parcel of claims that we refer to as the Pinguino property, located in the Santa Cruz province of Argentina. We have one final payment to make on July 1, 2008. If we fail to make this payment timely, our option on the Pinguino property could lapse and our interest in the Pinguino property could be forfeit. If this were to happen, our business would be harmed.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Over-the-Counter Bulletin Board service. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Item 2.        Description of Property.

Principal Offices

Our principal offices are located at Suite 602, 1112 West Pender Street, Vancouver, British Columbia, Canada V6E 2S1. Our telephone number at our principal office is (604) 568-2496. Our fax number is (604) 568-1540. We lease approximately 878 square feet of office space for a term expiring October 31, 2010. Until October 31, 2008, our rental rate is $20 per square foot. From November 1, 2009 to October 31, 2010 our rental rate will increase to $21 per square foot per month. We believe that our office space and facilities are sufficient to meet our present needs and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd. maintains an office c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Mineral Properties

Our wholly-owned subsidiary company, SCRN Properties Ltd., owns interests in three mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and has agreed to purchase an option to acquire a fourth mineral property in Santa Cruz province. In addition, our company owns interests in a fifth mineral property located in the Pleasant Valley area near the City of Merritt, in south-central British Columbia, Canada. To date, we have concentrated the bulk of our exploration efforts and expenditures on the Pinguino property, which is the property located in the Santa Cruz province of Argentina on which we have agreed to purchase an option. During the next 12 months, we intend to continue to focus our efforts primarily on this property.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including the Pinguino property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we would be able to enter into commercial production of these mineral resources.

The following is a brief description of each of our mineral properties:

Pinguino

Acquisition:

We agreed to purchase an option to purchase the Pinguino property in a mineral property option agreement dated February 24, 2004 between our company and Christopher Dyakowski, who was then our President, Secretary, Treasurer and a member of our board of directors. The purchase price for the option was approximately $393,500 ($450,000 CAD) payable in five instalments as follows:

  approximately $43,710 (CAD$50,000), paid on July 1, 2004;
  approximately $65,565 (CAD$75,000), paid September 9, 2005;

  approximately $87,420 (CAD$100,000), paid on July 1, 2006;
  approximately $87,420 (CAD$100,000), paid on June 26, 2007; and
  approximately $109,275 (CAD$125,000) due on or before July 1, 2008.

When we have finished paying the last of these instalments, the option will be deemed to have been exercised and we will own the Pinguino property subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski. We will have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of approximately $874,200 (CAD$1,000,000) and all of it for the sum of approximately $1,748,400 (CAD$2,000,000). For administrative convenience, title to all of the claims comprising the Pinguino property has already been transferred to our subsidiary, SCRN Properties Ltd. In addition, during the term of the option agreement, our company has the sole and exclusive right to possess, explore and exploit the Pinguino property. During this period, we also have the obligation to maintain the mineral claims comprising the Pinguino property in good standing.

Location:

The Pinguino property is located in southern Argentina in the north-central part of the Province of Santa Cruz, centered at longitude 68o 34’ West and latitude 48o 00’ South. The location is shown on the map below:

Description of Mineral Claims:

When title to the Pinguino property was originally transferred to our company’s wholly-owned subsidiary SCRN Properties Ltd., the property consisted of one Cateo covering approximately 10,000 hectares. Included within this Cateo were one Manifestacion de Descubrimiento covering approximately 1,500 hectares and 30 Pertinencias covering an aggregate of approximately 180 hectares. Because a Cateo is subject to reduction in area (and expiration) after the passage of time, we have since applied for additional Manifestacions de Descubrimiento in order to preserve our interests at the Pinguino project. The Pinguino property now consists of four “Manifestacions de Descubrimiento” and 30 Pertinencias, extending 36 kilometers east-west and 19 kilometers north-south. These are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)

Tranquilo 1	405.334/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,486

Tranquilo 2	405.335/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,182

Tranquilo 3	405.336/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,827

Cormoran	400.722/SCRN/07	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500

Pertinencias 1 – 30(1)	Described by Gauss Kruger Coordinates	SCRN Properties Ltd.	Pertinencia	180

(1) These Pertinencias are located entirely within the boundaries of, and are overlapped by, the Cormoran Manifestacion de Descubrimento.

Maintenance fees to be paid on a Manifestacion de Descubrimiento and a Pertinencia are known as “canons” and are due by June 30 and December 31 of each year. We are current in payment of any maintenance fees on our Pinguino property.

Before we can commence any mining work on these Manifestacions de Descubrimento (other than exploration work), we will be required to file with the Mining Authority an environmental impact report, a description of our proposed work program and a description of each claim by reference to latitude and longitude.

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

A followup drill program consisting of 30 holes for a total of 3000 meters was completed in mid-January 2007. We focused on the central part of the Marta vein system, which included a number of new sulphide targets discovered by detailed mapping, prospecting and geophysics. The results of this program proved the existence of multiple sulphide veins in the central part of the Marta vein system. This sulphide vein system discovered to date occurred within an area of approximately 4 square kilometres (2.4 square miles). We announced the analytical results for this 30 hole drilling program on April 16 and April 23, 2007. In late 2007, we initiated the largest drill program ever staged on the Pinguino property, targeting existing mineralized zones along strike and to depth as well as new targets with little or no existing testing. The first zone tested was Marta Centro and results released in early April 2008 confirmed the continuation of known base metal mineralization to depths further than previously tested. Drill testing has been carried out on Marta Este, Marta Norte, Marta Noroeste and other zones as part of the overall drill program. Analytical results are pending.

Our use of IP geophysics and specific chargeability anomalies has proved to be a much better targeting method than we previously thought when the initial geological impression was of a low-sulphidation epithermal model. The high concentrations of sulphides in a central core zone surrounded by disseminated and veinlet mineralization provides an excellent target for this type of geophysical method.

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

Geology

The Pingüino project is located in the Deseado Massif, Santa Cruz province, southern Argentinian Patagonia. The Deseado Massif is a geological and metallogenic region characterized by extended middle to late Jurassic bimodal volcanic rocks (Bahía Laura Group and Bajo Pobre Formation) with associated low sulphidation (LS) epithermal mineralization.

Mineralization in the Pinguino area was discovered by a prior owner in 1994. This prior owner made the decision to divest itself of the property in 1998. We acquired the property in early 2004, at which time we initiated a comprehensive work program. Our initial exploration program was focused on an Ag epithermal deposit, but in 2005 we redefined our program in light of our discovery that this property is of the polymetallic epithermal deposit type.

The geological and structural settings at the Pinguino project are atypical for the Deseado Massif. It is a dome structure produced by a deep intrusion (>5Km) with shallower mafic apophysis. This magmatic activity (La Leona/ Cerro León Formations) is lower Jurassic and is intruding Triassic to lower Jurassic volcanogenic continental sediments of El Tranquilo Group and Roca Blanca Formation.

Pinguino veins are hosted in these older rocks and related to a strike-slip zone, which has a major northwest-trending fault (El Tranquilo), and several associated faults and lineaments. This regional fault zone can be seen to extend southeast to Cerro Vanguardia gold-silver quartz veins field.

To date, 58.7 Km of mineralized structures have been mapped at Pinguino. From the 31 outcropping veins, only 12 have been explored to date, from which two types of veins can be recognized.

The quartz-rich veins are represented by four NW-striking veins. They are silver-gold rich hydrothermal breccias, with several silver-rich ore shoots along the structure. The sulphide-rich veins are six northwest and two east-northeast strike veins. All of these veins are located in a 3.6 square kilometer area that is just above an east-northeast dioritic shallow intrusion. This type of vein has silver, zinc, gold, indium, copper, lead, with minor tin, tungsten and bismuth anomalous contents.

The two systems are interpreted to be different in time and genesis, being the sulphide-rich type older, higher temperature and related to the shallow intrusions. The quartz-rich system is lower temperature and related to the middle to late Jurassic major epithermal activity.

The Pinguino project appears to be the first polymetallic epithermal deposit found in the Deseado Massif.

The following table shows the results for all of the drill holes that we have published to date on the Pinguino property:

Name of Zone
	Hole	From	To	*Length	Gold	Silver	Zinc	Lead	Indium
	ID	m	m	m	g/t	g/t	%	%	g/t
Yvonne	P102	52.56	85.72	33.16	0.39	11.0	0.8	0.1	13
	P102	52.56	57.40	4.84	1.98	61.0	2.2	0.2	71
Yvonne	P095	35.37	36.37	1.00	8.00	95.0	0.5	0.3	107
Yvonne	P108	44.98	84.17	39.19	0.53	9.0	0.6	0.1	11
Yvonne	P107	47.70	97.10	49.40	0.28	5.0	0.6	0.1	9
	P107	71.90	97.10	25.20	0.48	7.0	0.7	0.1	12
Yvonne	P096	19.50	53.76	34.26	0.51	14.0	0.2	0.1	5
	P096	28.50	35.15	6.65	2.38	54.0	0.0	0.1	15
	P096	35.15	52.76	17.56	0.05	4.0	0.4	0.1	2
Yvonne	P098	17.75	27.46	9.71	0.34	6.0	0.1	0.1	11
	P098	17.75	18.46	0.71	2.37	35.0	0.4	0.1	48
Yvonne	P097	27.25	47.30	20.05	0.36	10.0	0.4	0.2	11
	P097	27.25	30.37	3.12	1.44	31.0	0.0	0.4	17
	P097	39.33	39.83	0.50	2.30	96.0	2.9	0.3	81
Yvonne Sur	P094	20.60	33.70	13.10	0.32	78.6	0.1	1.0	19
	P094	25.60	29.10	3.50	0.71	268.6	0.0	2.2	56

Name of Zone
	Hole	From	To	*Length	Gold	Silver	Zinc	Lead	Indium
	ID	m	m	m	g/t	g/t	%	%	g/t
Yvonne Sur	P094	54.00	78.90	24.90	0.03	6.0	0.9	0.4	1
	P094	54.00	67.96	13.96	0.04	7.8	1.3	0.5	1
Yvonne Sur	P099	41.40	56.45	15.05	0.23	6.7	0.7	0.1	20
	P099	43.40	45.40	2.00	0.16	11.0	1.4	0.2	37
Yvonne Sur	P100	33.50	36.00	2.50	1.13	13.0	0.1	0.0	11
	P100	42.00	46.00	4.00	0.89	48.2	0.3	0.1	34
Yvonne Sur	P100	69.20	82.30	13.10	0.37	10.9	2.0	0.3	39
	P100	71.30	79.30	8.00	0.51	13.5	2.5	0.4	51
Yvonne Norte	P103	36.10	38.15	2.05	0.10	12.8	1.4	0.1	14
Yvonne Norte	P103	49.00	63.45	14.45	0.13	5.8	1.1	0.1	13
	P103	51.48	52.60	1.12	0.39	29.8	4.8	0.3	118
Yvonne Norte	P104	20.70	31.60	10.90	0.14	11.8	0.0	0.1	15
Yvonne Norte	P105	50.35	61.30	10.95	1.06	16.9	0.2	0.1	10
	P105	50.35	51.85	1.50	4.48	72.6	0.4	0.4	33
	P105	55.90	56.46	0.56	5.49	68.4	0.1	0.1	34
Yvonne	P101	56.18	70.60	14.42	0.88	14.5	0.7	0.2	21
	P101	56.18	60.18	4.00	3.06	41.0	1.5	0.1	69
Yvonne	P106	66.00	77.43	11.43	0.57	12.6	0.5	0.1	14
	P106	76.07	77.43	1.36	3.64	75.9	1.0	0.1	82
Yvonne	P109	49.50	74.86	25.36	0.51	6.0	0.5	0.1	10
	P109	65.05	67.05	2.00	1.81	16.7	0.4	0.0	28
	P109	71.05	74.86	3.81	1.22	18.3	0.9	0.1	22
Savary	P115	28.30	28.80	0.50	1.08	45.0	0.5	1.6	1
Savary	P116	37.70	39.70	2.00	0.72	35.3	2.5	0.8	33
Kasia	P110	32.80	34.15	1.35	0.08	52.4	3.2	2.6	1
Kasia	P110	40.05	63.95	23.90	0.04	13.8	1.4	0.7	3
	P110	41.05	44.10	3.05	0.06	11.6	2.4	0.6	3
	P110	57.42	60.40	2.98	0.11	23.6	2.4	1.1	12
Kasia	P111	41.90	64.78	22.88	0.10	9.1	1.7	0.5	21
	P111	50.55	62.75	12.20	0.16	14.4	2.7	0.8	33
	P111	60.36	62.75	2.39	0.66	29.3	6.3	0.8	145
Kasia	P112	37.10	47.70	10.60	0.02	11.7	1.3	0.4	11
	P112	37.10	38.60	1.50	0.01	11.2	2.1	0.7	25
	P112	43.50	46.70	3.20	0.03	19.9	1.8	0.6	16
Ka	P117	25.00	43.00	18.00	0.02	8.0	1.0	0.3	3
	P117	33.00	43.00	10.00	0.02	10.8	1.5	0.4	6
	P117	36.00	42.00	6.00	0.02	12.7	1.8	0.4	6
Sonia	P113	31.45	56.00	24.55	0.17	30.2	1.6	0.6	21
	P113	31.45	33.30	1.85	0.73	273.6	12.4	5.3	121
Sonia	P118	18.47	19.03	0.56	0.03	14.6	0.1	1.0	13

Name of Zone
	Hole	From	To	*Length	Gold	Silver	Zinc	Lead	Indium
	ID	m	m	m	g/t	g/t	%	%	g/t
	P118	31.10	34.40	3.30	0.87	45.3	0.1	0.5	1
Marta Centro	P071	21.70	43.70	22.00	0.29	43.0	0.1	0.2	3
	P071	21.70	25.50	3.80	0.88	157.0	0.0	0.7	7
Marta Centro	P072	13.20	37.03	23.83	0.42	19.0	0.0	0.5	1
	P072	13.20	25.90	12.70	0.60	18.0	0.0	0.5	2
	P072	17.20	21.20	4.00	1.25	10.0	0.0	0.0	<1
Marta Centro	P073	33.85	57.00	23.15	0.71	93.0	0.3	0.5	9
	P073	34.90	37.50	2.60	5.52	704.0	0.1	1.3	27
Marta Centro	P074	40.76	85.40	44.64	0.18	31.0	1.3	0.7	33
	P074	40.76	59.40	18.64	0.39	69.0	2.7	1.5	78
	P074	44.65	50.50	5.85	1.05	201.0	8.2	4.3	207
Marta Centro	P075	43.25	94.85	51.60	0.14	23.0	2.4	0.8	33
	P075	43.25	64.00	20.75	0.22	38.0	3.7	1.6	46
	P075	46.90	56.14	9.24	0.29	45.0	5.6	1.8	59
Marta Centro	P076	35.70	54.05	18.35	0.33	59.0	3.8	0.9	66
	P076	48.00	51.30	3.30	0.81	113.0	10.0	2.5	158
Marta Centro	P077	33.75	78.70	44.95	0.10	14.0	1.3	0.2	15
	P077	33.75	50.25	16.50	0.23	29.0	2.3	0.4	30
Marta Centro	P078	29.50	49.00	19.50	0.17	25.0	2.7	0.5	30
Marta Centro	P091	52.85	69.46	16.61	0.06	5.0	1.0	0.1	10
Marta Centro	P092	44.53	55.03	10.50	0.01	3.0	0.6	0.1	2
Marta Centro	P093	44.20	65.80	21.60	0.07	16.0	1.4	0.4	3
	P093	53.67	60.80	7.13	0.17	43.0	3.6	1.1	9
	P093	59.40	60.80	1.40	0.61	191.0	14.5	4.7	43
Marta Centro	P090	38.91	90.72	51.81	0.62	15.0	0.8	0.2	7
	P090	62.30	76.70	14.40	2.06	32.0	2.0	0.4	25
	P090	68.94	70.75	1.81	14.90	100.0	7.7	1.2	108
Marta Centro	P079	39.03	92.20	53.17	0.10	22.0	0.2	0.2	4
	P079	53.25	71.20	17.95	0.21	48.0	0.3	0.4	8
	P079	57.57	59.66	2.09	0.77	239.0	0.6	0.8	14
Marta Centro	P080	40.00	91.00	51.00	0.14	13.0	0.9	0.2	13
	P080	64.20	72.80	8.60	0.56	53.0	4.4	0.8	64
	P080	67.60	70.00	2.40	1.17	85.0	11.3	1.4	127
Marta Centro	P081	46.07	108.00	61.93	0.14	25.0	2.2	0.7	31
	P081	55.07	70.00	14.93	0.41	78.0	6.9	2.0	105
Marta Centro	P082	48.23	134.90	86.67	0.14	26.0	2.2	0.6	33
	P082	59.10	71.40	12.30	0.58	101.0	9.4	2.0	188
	P082	65.00	65.69	0.69	1.88	159.0	34.6	2.7	1081
	P082	99.20	117.92	18.72	0.12	29.0	1.3	1.0	15
Marta Centro	P083	50.00	88.80	38.80	0.13	28.0	2.4	0.6	27
	P083	50.00	72.80	22.80	0.20	44.0	3.7	1.0	45

Name of Zone
	Hole	From	To	*Length	Gold	Silver	Zinc	Lead	Indium
	ID	m	m	m	g/t	g/t	%	%	g/t
	P083	60.60	70.80	10.20	0.33	78.0	6.9	1.7	91
Marta Centro	P088	47.37	93.17	45.80	0.09	13.0	1.1	0.2	9
	P088	53.37	67.15	13.78	0.24	36.0	2.9	0.5	26
Marta Centro	P084	78.00	108.00	30.00	0.20	18.0	1.6	0.3	14
	P084	84.70	108.00	23.00	0.23	21.0	1.9	0.3	17
	P084	84.70	96.00	11.30	0.45	38.0	3.5	0.5	33
Marta Centro	P085	63.76	145.10	81.34	0.09	14.0	1.1	0.4	9
	P085	76.87	91.10	14.23	0.29	52.0	4.1	1.4	45
	P085	86.60	88.98	2.38	0.70	201.0	16.1	6.8	185
Marta Centro	P086	60.10	167.00	106.90	0.11	15.0	1.5	0.4	20
	P086	70.75	141.00	70.25	0.16	21.0	2.2	0.5	30
	P086	82.40	97.10	14.70	0.42	73.0	7.2	1.7	117
Marta Centro	P087	68.00	182.80	114.80	0.08	18.0	1.3	0.5	9
	P087	74.00	100.00	26.00	0.20	61.0	3.2	1.5	25
	P087	86.50	98.00	11.50	0.38	130.0	6.2	3.1	54
Marta Centro	P089	61.75	106.29	44.54	0.08	12.0	1.2	0.3	8
	P089	74.75	87.67	12.92	0.17	24.0	2.5	0.5	17
Marta Centro	P122	63.00	66.20	3.20	0.70	91.0	5.0	1.9	15
Marta Centro	P123	60.00	68.50	8.50	0.30	61.0	0.9	0.7	12
Marta Centro	P126	61.60	67.90	6.30	1.70	38.0	2.6	1.0	3
	P126	65.90	67.90	2.00	5.10	66.0	1.4	0.5	1
Marta Centro	P130	103.00	108.80	5.80	0.40	45.0	3.4	1.0	69
Marta Centro	P131	94.50	114.80	20.30	0.20	31.0	3.1	0.7	23
	P131	113.20	114.70	1.50	0.50	108.0	11.3	1.9	148
Marta Centro	P132	95.90	108.90	13.00	0.30	33.0	4.6	0.8	52
	P132	108.20	108.90	0.70	0.50	124.0	22.7	3.8	434
Marta Centro	P133	100.30	169.70	69.40	0.20	22.0	2.4	0.5	30
	P133	108.10	109.10	1.00	0.90	122.0	25.9	3.6	602
Marta Centro	P134	96.20	114.00	17.80	0.20	58.0	3.2	1.6	36
	P134	109.40	111.80	2.40	0.70	262.0	12.1	7.9	188
Marta Centro	P135	97.50	109.40	11.90	0.10	18.0	1.5	0.4	4
Marta Centro	P138	106.20	127.10	20.90	0.20	34.0	3.1	0.9	32
	P138	123.30	127.10	3.80	0.40	119.0	9.9	3.3	135
Marta Centro	P054	56.00	77.90	21.90	0.35	21.7	1.9	0.5	25
	P054	56.00	64.00	8.00	0.90	50.8	5.0	1.1	70
	P054	59.70	61.40	1.70	1.48	72.8	6.1	2.2	45
Yvonne	P046	30.10	71.10	41.00	0.21	4.6	0.6	0.1	na*
	P046	54.50	56.07	1.57	2.29	50.9	1.8	0.1	37
	P046	66.44	67.60	1.16	0.89	15.0	1.5	0.1	31
Yvonne	P047	29.20	76.55	47.35	0.34	5.0	0.5	0.1	na*
	P047	40.20	41.70	1.50	2.55	22.3	5.7	0.5	152

Name of Zone
	Hole	From	To	*Length	Gold	Silver	Zinc	Lead	Indium
	ID	m	m	m	g/t	g/t	%	%	g/t
	P047	65.40	66.95	1.55	2.06	8.3	0.5	0.0	14
	P047	69.00	71.50	2.50	1.40	47.1	1.2	0.1	31
Yvonne	P048	19.30	48.30	29.00	1.24	6.7	0.4	0.1	na*
	P048	19.30	24.24	4.94	6.68	49.9	0.1	0.2	20
	P048	22.30	23.30	1.00	30.64	100.0	0.3	0.6	73
Yvonne	P049	45.00	96.92	51.92	0.19	4.1	0.3	0.1	na*
	P049	82.25	84.50	2.25	3.54	40.6	0.6	0.1	48
Yvonne	P050	37.00	38.40	1.40	5.20	101.9	1.7	0.2	80
	P050	50.30	72.48	22.18	-	-	0.6	0.1	na*
Marta Sur	P051	42.00	43.20	1.20	1.68	16.0	0.0	0.0	na*
	P051	50.90	51.90	1.00	1.55	33.4	0.0	0.0	na*
Marta Sur	P052	66.80	82.40	15.60	0.23	21.0	0.1	0.0	na*
Marta Este	P05-1	33.80	37.65	3.85	3.92	91.6
	P05-1	33.80	35.20	1.4	7.35	140.0
Marta Este	P05-5	11.85	14.50	2.65	1.22	128.0
Marta Este	P05-6	27.30	28.87	1.57	0.49	208.0
Marta Este	P05-7	43.65	46.95	3.3	0.53	93.2
Marta Este	P05-10	26.35	36.00	9.65	0.41	91.5
	P05-10	31.15	34.20	3.05	0.50	149.8
Marta Este	P05-11	43.90	52.04	8.14	2.44	158.7
	P05-11	49.87	52.04	2.17	5.89	362.0
Marta Este	P05-12	58.27	60.34	2.07	2.84	84.9
Marta Este	P05-12	72.09	73.50	1.41	0.87	193.0
Marta Este	P05-13	14.60	17.74	3.14	1.22	126.5
Marta Este	P05-14	28.09	30.70	2.61	2.50	106.8
Marta Este	P05-14	35.10	37.80	2.7	4.87	98.8
Marta Este	P05-15	53.90	56.18	2.28	1.51	67.5
Marta Este	P05-16	73.19	76.00	2.81	3.83	272.3
Marta Este	P05-17	16.54	18.60	2.06	0.44	98.2
Marta Este	P05-21	76.75	77.15	0.4	12.43	24.0
Marta Este	P05-23	43.78	44.23	0.45	3.89	131.9
Marta Este	P05-23	51.08	53.15	2.07	0.79	164.9
Marta Este	P05-24	32.00	33.90	1.9	8.19	916.7
Marta Este	P05-25	14.00	17.38	3.38	1.14	525.9
Marta Este	P05-26	23.00	25.40	2.4	2.26	620.3
Marta Este	P05-26	29.15	32.00	2.85	0.70	201.3
Marta Este	P05-27	49.20	52.00	2.8	1.09	411.8
Marta Este	P05-28	14.15	17.00	2.85	0.41	324.8
Marta Este	P05-29	33.50	35.07	1.57	0.14	393.7
Marta Este	P05-29	37.14	39.05	1.91	0.36	523.4
Marta Este	P05-31	43.60	46.50	2.9	0.56	509.3
Marta Este	P05-32	28.30	37.10	8.8	0.90	1094.9

Name of Zone
	Hole	From	To	*Length	Gold	Silver	Zinc	Lead	Indium
	ID	m	m	m	g/t	g/t	%	%	g/t
Marta Este	P05-40	37.20	41.71	4.51	0.50	168.2
	P05-40	40.20	41.71	1.51	1.16	375.0
Marta Este	P05-41	47.25	58.95	11.7	0.55	134.6
	P05-41	57.50	58.95	1.45	1.15	175.0
Marta Este	P05-44	47.00	51.65	4.65	2.62	37.6
	P05-44	56.64	62.50	5.86	4.79	23.6
	P05-44	57.25	59.90	2.65	8.69	37.2

Physiography

The property is located in the Sub-Andean Patagonia geographical region, which lies south of Rio Colorado, east of the Andes Mountains to the Atlantic Ocean, and north of the Straits of Magellan in southern Argentina. Patagonia includes the provinces of Neuquén, Rio Negro, Chubut, and Santa Cruz.

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

Budget

We estimate that our proposed exploration program on the Pinguino property will cost approximately $2,803,000 over the 12 month period ending April 30, 2009. Our goal during this period will be the expansion of geophysical coverage on the property and continued drill testing of geophysical anomalies along the Marta vein and subsidiary veins. Our success to date in correlating geophysical anomalies with high sulphide base metal mineralization is encouraging as we plan future exploration work.

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

The Santa Cruz Properties are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
			Manifestacion de
Diamante 1	407.929/03	SCRN Properties Ltd.	Descubrimiento	2,900
			Manifestacion de
Diamante 2	407.928/03	SCRN Properties Ltd.	Descubrimiento	2,850
CV Norte	407.935/03	SCRN Properties Ltd.	Cateo	6,355
			Manifestacion de
CV 1	407.931/03	SCRN Properties Ltd.	Descubrimiento	3,000
			Manifestacion de
CV2	407.930/03	SCRN Properties Ltd.	Descubrimiento	3,000
			Manifestacion de
CV 3	407.932/03	SCRN Properties Ltd.	Descubrimiento	3,000
La Leona	407.220/03	SCRN Properties Ltd.	Cateo	6,800
Cerro Contreras	407.182/03	SCRN Properties Ltd.	Cateo	9,750
			Manifestacion de
Nuevo Oro 1	407.933/03	SCRN Properties Ltd.	Descubrimiento	2,903
			Manifestacion de
Nuevo Oro 2	407.934/03	SCRN Properties Ltd.	Descubrimiento	2,951

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

Our El Condor property is described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
El Condor	406877/CID/03	SCRN Properties Ltd.	Cateo	10,000
Condor Manifestacion de			Manifestacion de
Descubrimiento (1)	414.085/Palacios/00	SCRN Properties Ltd.	Descubrimiento	1,500
Condor Pertinencia 1 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 2 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 3 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6

(1)	Contained within the area of the Condor manifestacion de descubrimiento and the El Condor cateo.
(2)	Contained within the area of the El Condor cateo.

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

Access

Access to our Santa Cruz and El Condor properties can be initiated from Rio Gallegos, the capitol of Santa Cruz province, heading north by road for approximately six hours to the community of Tres Cerro. From there, a moderate amount of off-road travel is required to access the properties. Relatively gentle terrain allows easy off-road travel. The map reproduced below shows the location of our Santa Cruz and El Condor properties.

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

Rio Negro Properties

Acquisition and Location

We own interests in three cateos and 15 manifestacions de descubrimiento located in the Los Menucos epithermal gold district of Rio Negro province. These Rio Negro properties cover 68,799 hectares and are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
			Manifestacion de
Catre 1	28.020-M-2.003	SCRN Properties Ltd.	Descubrimiento	2,906
			Manifestacion de
Catre 2	28.030-M-2.003	SCRN Properties Ltd.	Descubrimiento	2,940
Mochas 1	28.044-03	SCRN Properties Ltd.	Cateo	9,450
Mochas 2	28.044-03	SCRN Properties Ltd.	Cateo	9,959
Mochas 3	28.046-03	SCRN Properties Ltd.	Cateo	9,877
			Manifestacion de
Pilquin 1	28.031-M-2003	SCRN Properties Ltd.	Descubrimiento	1,475
			Manifestacion de
Pilquin 2	28.032-03	SCRN Properties Ltd.	Descubrimiento	3,000
			Manifestacion de
Pilquin 3	28.033-03	SCRN Properties Ltd.	Descubrimiento	3,000
			Manifestacion de
Pilquin 4	28.034-03	SCRN Properties Ltd.	Descubrimiento	1,950
			Manifestacion de
Pilquin 5	28.035-03	SCRN Properties Ltd.	Descubrimiento	1,950
			Manifestacion de
Pilquin 6	28.036-03	SCRN Properties Ltd.	Descubrimiento	2,999
			Manifestacion de
Pilquin 7	28.037-03	SCRN Properties Ltd.	Descubrimiento	2,880
			Manifestacion de
Pilquin 8	28.038-03	SCRN Properties Ltd.	Descubrimiento	2,959
			Manifestacion de
Pilquin 9	28.039-03	SCRN Properties Ltd.	Descubrimiento	2,999
Pilquin 10	28.040-03	SCRN Properties Ltd.	Manifestacion de	2,730

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
			Descubrimiento
			Manifestacion de
Pilquin 11	28.041-03	SCRN Properties Ltd.	Descubrimiento	1,840
			Manifestacion de
Pilquin 12	28.042-M-2003	SCRN Properties Ltd.	Descubrimiento	2,920
			Manifestacion de
Pilquin 13	28.043-M-2003	SCRN Properties Ltd.	Descubrimiento	2,965

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

The Pilquin 1, 12 and 13 manifestations of discovery were acquired pursuant to our mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., discussed above, at page 46, in which we also acquired two additional manifestations of discovery located in Santa Cruz province.

The cateos and manifestations of discovery comprising our Rio Negro properties are registered in the name of our wholly-owned subsidiary, SCRN Properties Ltd. There are no maintenance fees to be paid on a cateo or on a manifestation of discovery.

There are no known reserves on our Rio Negro properties and any proposed program by us is exploratory in nature.

Access

Our Rio Negro properties can be accessed from Viedma, the capitol of the Rio Negro province, which is approximately 450 kilometers to the east or from Neuquen, approximately 300 kilometers to the north. Well-

maintained provincial highways access the community of Los Menucos, which is located in the heart of our Rio Negro properties. The location of our Rio Negro properties is as shown on the map below:

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

Budget

We estimate that preliminary exploration programs on our Rio Negro property will cost approximately $87,000 with the goal of determining whether subsequent exploration is warranted. This proposed preliminary exploration program may include prospecting of northwest trending lineaments together with geological mapping, soils and magnetometer surveys and is currently being deferred pending results of our exploration work on the Pinguino property.

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

British Columbia Properties:

On March 31, 2006, we acquired five mineral tenures located near the headwaters of Ruddock Creek in the Revelstoke area of British Columbia for the sum of approximately $920 (CAD$1,053). The headwaters of Ruddock Creek are located in the Scrip Range of the Monashee Mountains in southeast British Columbia, approximately 100 kilometers north northwest of Revelstoke. Our five mineral tenures originally covered approximately 2,501 hectares, or 6,180 acres, of extremely mountainous terrain. During the year ended January 31, 2008, our management concluded that exploration and maintenance of these Ruddock Creek mineral properties was not warranted and made the decision to let these claims expire at the end of their one-year tenure. Accordingly, these claims were allowed to expire on March 25, 2007.

On April 14 and 15, 2008, we acquired 7 contiguous tenures in the Pleasant Valley area of south-central British Columba, Canada known as the “Argie” claim group. The Argie claim group consists of 1,964 hectares (4,852 acres) located approximately 16 kilometers (10 miles) northeast of the town of Merritt, a driving distance of about 280kms [175mi] from Vancouver, BC. Underlying the claim group is a series of strongly deformed Mesozoic metavolcanics, metasediments and tonalites intruded by granitoid rocks of Early Jurassic to Paleocene age. The claims were staked to encompass a large copper soil anomaly in the western portion of the property, reported in 1972. The recorded location of the Peacock showing falls in the southwestern edge of the claim group, and consists of a series of quartz bodies with associated copper mineralization. An extension of the Argie group includes the entire and relatively unexplored Pleasant Valley area. We have not yet defined an exploration program for this property but the focus would be to follow up the copper anomalies, assesses the Peacock showing, and evaluate the mineral potential of Pleasant Valley. The map below shows the location of the Argie claim goup:

During the 12 months ending April 30, 2009, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $3,400,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. We had cash in the amount of $845,219 and working capital of $379,308 as of January 31, 2008. In a series of private placements closed during the month of March, 2008, we raised additional gross proceeds of $3,850,000 from the sale of equity securities. We believe that cash on hand as of the date of filing of this annual report on Form 10-KSB is sufficient to fund our currently budgeted operating requirements for the next 12 months. However, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we will need to raise additional funds in order to properly address these items. We plan to raise any required funds through private placement sales of our common stock but we do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

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

Item 4.        Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended January 31, 2008.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the name “Argentex Mining Corporation” and the symbol “AGXM”.

On March 17, 2004 our shares were listed for trading on the Frankfurt Stock Exchange under the Symbol “DEB”.

On March 26, 2008 our shares were listed for trading on the TSX Venture Exchange under the Symbol “ATX”. In order to comply with Canadian securities laws, we have voluntarily halted trading of our shares on the TSX Venture Exchange until July 28, 2008.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended January 31, 2008 and 2007. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
January 31, 2006	$0.65	$0.17
April 30, 2006	$1.75	$0.54
July 31, 2006	$1.68	$0.92
October 31, 2006	$1.38	$1.11
January 31, 2007	$1.81	$1.23
April 30, 2007	$1.57	$1.02
July 31, 2007	$1.52	$1.18
October 31, 2007	$1.40	$0.98
January 31, 2008	$1.48	$1.02

Our common shares are issued in registered form. Computershare Trust Company, N.A., 350 Indiana Street, Suite 800, Golden, CO 80401 (Telephone: 303.340.0757; Facsimile: 303.243.4008) is the registrar and transfer agent for our common shares. Our co-transfer agent, Computershare, Inc., is located on the 3rd Floor of 510 Burrard Street, Vancouver, British Columbia, Canada V6C 3B9 (Telephone: 604.661.9400, Fax: 604.661.9401) . We have no other exchangeable securities.

As of April 2, 2008, there were 88 holders of record of our common stock. As of such date, 31,465,522 of our common shares were issued and outstanding.

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On February 27, 2007, we issued 126,000 Units at a purchase price of $1.20 per Unit to 12 non U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act) for gross proceeds of $151,200. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.85 per warrant share for a period of 24 months from closing. Investors in this offering were introduced to our company by two finders to whom we paid a fee consisting of cash and agent’s share purchase warrants. One of the finders converted the cash portion of its fee into a subscription for units, and we issued to this finder an additional 4,720 Units (consisting of 4,720 common shares and 2,360 common share purchase warrants). We issued an aggregate of 8,277 agent’s share purchase warrants to both finders. Each of these finders is a non-U.S. person and all of the activities with respect to this offering took place outside of the United States. All of the Units and the agent’s share purchase warrants issued in this offering were issued in an offshore transaction in which we relied on Regulation S and/or Section 4(2) of the Securities Act.

On March 12, 2007, our President exercised 418,395 options to purchase common shares and, accordingly, we issued 418,395 common shares to the President of our company, who is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act). The stock options all had an exercise price of $0.25 per share. Payment for the exercise of 376,739 of these options was made by applying the outstanding balance of a debt due from our company to our President evidenced by a promissory note made by our company on July 1, 2007. At the date of exercise, we owed our president principal and accrued interest of approximately $94,184.93 (CDN$104,175.34) . This promissory note has now been canceled.

Payment for the balance of these options was made by applying $10,414 due to our president for reimbursable expenses. In issuing the shares, we relied on Regulation S and/or Section 4(2) of the Securities Act.

On April 2, 2007, our President exercised 248,271 options to purchase common shares and, accordingly, we issued 248,271 common shares to the President of our company, who is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act). Of the 248,271 stock options 48,271 had an exercise price of $0.25 per share and 200,000 had an exercise price of $0.49 per share. In issuing the shares, we relied on Regulation S and/or Section 4(2) of the Securities Act.

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

On May 11, 2007, we issued an aggregate of 150,000 shares of our company’s common stock to four consultants to our company located in Argentina as an incentive bonus at a deemed price of $1.36. These consultants are non-U.S. persons that work for our company in Argentina and the shares were issued as an incentive bonus for services rendered at a deemed price of $1.35 per share. The price per share was determined by reference to the closing price (last sale of the day) of our shares on the Over-The-Counter Bulletin Board on May 10, 2007. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act.

On May 31, 2007, we issued 666,667 common shares as the result of the exercise of 666,667 share purchase warrants at an exercise price of $0.40 per share. These share purchase warrants were issued in a private placement that closed on July 25, 2005. The shares were issued to one non-U.S. Person (as that term is defined in Regulation S) in an offshore transaction . In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act.

On June 7, 2007, we issued an aggregate of 2,738,356 shares of our common stock to two investors (1,369,178 shares of common stock to each) upon the conversion of two convertible debentures each of which was originally issued by our company on March 21, 2006 (each investor held one convertible debenture; each convertible debenture was in the principal amount of $500,000; each debenture had accrued interest of $47,671.23 and each debenture was convertible at a conversion price of $0.40 per share). All principal and interest due under both of these convertible debentures was converted effective May 31, 2007. Neither of these investors is a U.S. Person (as defined in Regulation S) and the conversions occurred outside of the United States. In issuing these shares, we relied on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act.

On June 7, 2007, we issued 982,420 shares of our common stock to one investor upon the conversion of all sums remaining due under a convertible debenture that we originally issued December 22, 2004, as amended April 18, 2006. This convertible debenture was originally in the principal amount of $500,000 but $250,000 of the principal was previously converted on April 18, 2006. The balance, in the amount of $250,000 in principal and accrued interest of $44,726.03, was converted effective May 31, 2007 at a conversion price of $0.30 per share. The investor converting this convertible debenture and to whom we issued these shares of our common stock is not a U.S. Person (as defined in Regulation S) and the conversion occurred outside of the United States. In issuing these shares, we relied on the exemption from registration provided by Regulation S and/or Section 4(2) of the Securities Act.

On July 4, 2007, we sold 1,800,000 Units at a purchase price of $1.15 per Unit, for gross proceeds of $2,070,000 to one qualified institutional buyer (as defined in Rule 144A(1)(a) promulgated under the Securities Act of 1933, as amended. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share for a period of 24 months from closing. The securities were issued in a private placement to one (1) U.S. qualified institutional buyer and we relied on the exemption from registration provided by Section 4(2) of the Securities Act.

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

On March 20, 2008, we sold 2,116,000 units to 13 investors in the first tranche of an offshore brokered private placement at a purchase price of $1.25 per unit, raising gross proceeds of $2,645,000. Each unit consists of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. The offer and sale of these units occurred outside of the United States. All 13 investors were accredited investors. Three of the thirteen investors were U.S. persons and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder. The balance of these investors were not U.S. persons and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder. We paid a cash commission of $185,180 to an agent for services rendered in the transaction. The agent applied $92,500 of this cash commission towards the purchase of an additional 74,000 units (issued for the same unit price and on the same terms as the units issued to the thirteen purchasers in the brokered private placement). The agent is a licensed broker dealer, an accredited investor and is not a U.S. person and, in issuing these units we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder. Also on March 20, 2008, we issued an aggregate of 190,440 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the first tranche of the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months. Each of the agents is a licensed broker dealer and neither of them is a U.S. person and, in issuing these agent’s warrants we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder.

On March 25, 2008, we sold an additional 884,000 units to three investors in the second tranche of the brokered private placement at a purchase price of $1.25 per unit, raising gross proceeds of $1,105,000. The terms and price of the transaction were identical to those in the first tranche - each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. All three investors were accredited investors. One of the three investors was a U.S. person and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D promulgated thereunder. The balance of these investors were not U.S. persons and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder. We paid a cash commission of $77,350 to an agent for services rendered in the closing the second tranche of this transaction. Also on March 25, 2008, we issued an aggregate of 79,560 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the second tranche of the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months. Each of the agents is a licensed broker dealer and neither of them is a U.S. person and, in issuing these agent’s warrants we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder.

On March 20, 2008, we sold 80,000 units to one investor at a purchase price of $1.25 per unit, raising gross proceeds of $100,000. The terms and price of this transaction were identical to the terms and pricing of the brokered private placement closed by our company on March 20 and 25, 2008, as described above, except that this sale of units was made in a non-brokered private placement. The investor is an accredited investor but is not a U.S. person (as defined in Regulation S), the offer and sale were made outside of the U.S. and in selling these units we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder. We are obligated to pay a finder’s fee of $5,000 in cash to a finder who is also not a U.S. person.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below.

Stock Option Plans

On February 16, 2005 our board of directors approved our 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2008, there were 10,000 shares of our common stock still available for future grant under the plan.

On November 10, 2007, our directors adopted our 2007 Stock Option Plan. Our 2007 Stock Option Plan permits our company to issue up to 5,662,310 shares of our common stock to directors, officers, employees and consultants of our company. The form of the 2007 Stock Option Plan is subject to approval by the TSX Venture stock exchange, with which we have filed an application for a listing, and to the approval of our stockholders.

On November 13, 2007, we issued 100,000 stock options to a member of our advisory board. These options were issued pursuant to our 2007 Stock Option Plan with an exercise price of $1.13 per share and a term of five (5) years. These stock options are not exercisable until the 2007 Stock Option Plan has been approved by the TSX Venture Exchange and by our shareholders and the grant of the stock options has been approved by the TSX Venture Exchange.

As of January 31, 2008, there were 5,562,310 shares of our common stock still available for future grant under the 2007 Stock Option Plan.

The following table summarizes certain information regarding our equity compensation plans as at January 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	nil	nil	nil
2005 Stock Option Plan (an equity compensation plan not approved by security holders)	1,623,334	$0.48	10,000
2007 Stock Option Plan (an equity compensation plan not approved by security holders)	100,000(1)	$1.13	5,562,310
Total	1,723,334	$0.52	5,572,310

(1)        These options may not be exercised until we have obtained the approval of the 2007 Stock Option Plan by our shareholders.

Item 6.        Management’s Discussion and Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the province of British Columbia, Canada. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property. We have concentrated our recent exploration efforts on the Pinguino property and we intend to continue to focus primarily on this property over the 12 month period ending April 30, 2009, though we do plan to conduct some exploration on the balance of our properties in Argentina. Over the next 12 months we intend to continue our drill program to test known mineralization along strike and further down at depth to investigate whether the mineralization that we have found to date extends in these directions. We have targeted the Marta Centro and Marta Este zones of our Pinguino property as our primary focus over this period.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, including our flagship Pinguino property, or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties. Our recent activities have focused on our Pinguino property and it is our intent to continue to focus the bulk of our exploration efforts on that property over the next 12 months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

General Administration

We anticipate spending approximately $468,000 on general and administration costs over the next 12 months. These costs will consist primarily of rent and facility support expenses, finance and administrative support, compensation, legal fees, audit fees and investor relations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Cash Requirements

We estimate that we will spend approximately $468,000 on general and administrative expenses and $2,932,000 on our exploration programs and the maintenance of our mineral properties over the next 12 months. Our working capital requirements may increase in response to our experience in the field during our current drilling program, or if we identify, assess and acquire one or more new exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the reason for the increase, if any.

Based on our current plan of operations, we believe that we have sufficient working capital to fund our budgeted expenditures over the next 12 months.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$2,932,000
Professional fees	$131,000
Investor relations	$53,000
Management fees	$210,000
Other general administrative expenses	$74,000
Total	$3,400,000

Cash on hand, March 31, 2008, estimated	$3,445,000
Estimated excess of cash over cash requirements	$45,000

We recorded a net loss of $3,688,314 for the year ended January 31, 2008 and have an accumulated deficit of $9,892,799 since inception. As at January 31, 2008, we had cash in the amount of $845,219. During the month of March, 2008, we raised gross proceeds of $3,850,000 in a series of private placements. At March 31, 2008, we had approximately $3,455,000 in cash. This is $45,000 more than the $3,400,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations over the next 12 months.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of mineral projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating results for the years ended January 31, 2008, 2007 and 2006 and the changes between those periods for the respective items are summarized as follows:

	Year Ended January 31, 2008 (audited)	Year Ended January 31, 2007 (audited)	Change between period ended January 31, 2008 and January 31, 2007
Mineral exploration activities	$1,518,813	$1,056,045	$462,766
Stock-based compensation	$1,130,676	$527,092	$603,584
Other general & administrative	$1,038,825	$748,372	$290.453

Liquidity and Financial Condition

Working Capital

	Year Ended	Year Ended	Change between period
	January 31, 2008	January 31, 2007	ended January 31, 2007
	(audited)	(audited)	and January 31, 2006
Current Assets	$875,795	$901,835	$(26,040)
Current Liabilities	$496,487	$2,027,327	$1,530,840
Working Capital (deficit)	$379,308	$(1,125,492)	$1,504,800

Cash Flows

			Change between
			period ended
	Year Ended	Year Ended	January 31, 2007
	January 31, 2008	January 31, 2007	and January 31,
	(audited)	(audited)	2006
Cash Flows used in Operating Activities	$(2,589,822)	$(1,406,525)	$(1,130,297)
Cash Flows used in Investing Activities	$(24,948)	$(733)	$(24,215)
Cash Flows provided by Financing	$2,505,440	$2,246,160	$(259,280)
Activities

			Change between
			period ended
	Year Ended	Year Ended	January 31, 2007
	January 31, 2008	January 31, 2007	and January 31,
	(audited)	(audited)	2006
Net Increase (Decrease) in Cash During Period	$(56,330)	$838,902	$(895,232)

At January 31, 2008, our total assets were $901,858, which consisted primarily of cash of $845,219, prepaid expenses of $30,576 and equipment of $26.063.

Current liabilities for the year ended January 31, 2008 decreased by 76% as compared to the balance as at January 31, 2007, primarily as a result of the conversion of convertible promissory notes to common stock and the repayment of non-convertible promissory notes.

The principal components of the loss for the year ended January 31, 2008 were mineral property interests, stock-based compensation, consulting fees, and office and sundry expenses.

Operating expenses for the year ended January 31, 2008 increased by 68% as compared to the comparative period in 2007 primarily as a result of increased expenditures on mineral property interests and stock-based compensation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

RECENTLY ENACTED ACCOUNTING STANDARDS

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances.

The adoption of these new pronouncements is not expected to have a material effect on our company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Our company is currently evaluating the future impacts and disclosure of this standard.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Our company is currently evaluating the future impacts and disclosure of this standard.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

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

Our company will adopt these policies when required. The implementation of these new standards is not expected to have a material effect on our company’s financial statements.

Item 7.        Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Argentex Mining Corporation
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation (an exploration stage company) as at January 31, 2008 and 2007 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the two years in the period ended January 31, 2008 and the cumulative period from inception, December 21, 2001 to January 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended January 31, 2008 and 2007 and the cumulative period from inception, December 21, 2001 to January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

April 24, 2008	Chartered Accountants

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	January 31,
	2008	2007

ASSETS

Current
Cash and cash equivalents	$845,219	$901,549
Prepaid expenses	30,576	286

Total current assets	875,795	901,835

Property and Equipment (Note 3)	26,063	2,763

	$901,858	$904,598

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilites
Accounts payable and accrued liabilities	$496,487	$586,917
Convertible promissory notes (Note 5)	-	1,250,000
Promissory note - due to related party (Note 6)	-	90,410
Promissory notes - other (Note 6)	-	100,000
	496,487	2,027,327

Stockholders' equity (deficiency)

Preferred stock, 100,000,000 share authorized with a par value
of $0.001 (issued: January 31, 2008 - Nil: January 31, 2007 - Nil)	-	-
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: January 31, 2008 - Nil: January 31,2007 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value	28,311	20,997
of $0.001 (issued: January 31, 2008 - 28,311,553;
January 31, 2007 - 20,996,723)
Additional paid-in capital	10,269,859	4,978,759
Warrants	-	82,000
Deficit accumulated during the exploration stage	(9,892,799)	(6,204,485)

Total stockholders' equity (deficiency)	405,371	(1,122,729)

Total liabilities and stockholders' equity (deficiency)	$901,858	$904,598

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			period from
			Inception
			(December 21,
	Year Ended	Year Ended	2001) to
	January 31,	January 31,	January 31,
	2008	2007	2008

Expenses
Consulting fees	$241,655	$268,143	$806,326
Depreciation	1,648	893	3,057
Investor relations and communication	184,443	80,447	1,509,192
Mineral property interests (Note 4)	1,518,813	1,056,045	3,870,481
Office and sundry	222,276	32,178	343,654
Rent	22,346	14,186	57,347
Professional fees	188,282	195,624	653,944
Stock-based compensation	1,130,676	527,092	1,822,289
Transfer agent fees	21,626	10,418	83,525
Travel	159,375	15,171	217,095

	(3,691,140)	(2,200,197)	(9,366,910)
Interest income (expense)	2,826	(131,312)	(525,889)

Net Loss	$(3,688,314)	$(2,331,509)	$(9,892,799)

Basic and diluted loss per share	$(0.15)	$(0.12)

Weighted average number
of shares outstanding - basic and diluted	25,004,109	19,536,548

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			period from
			Inception
			(December
	Year Ended	Year Ended	21, 2001) to
	January 31,	January 31,	January 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,688,314)	$(2,331,509)	$(9,892,799)
Items not affecting cash:
Depreciation	1,648	893	3,057
Stock-based compensation	1,130,676	477,592	1,772,789
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	49,500	52,160
Non-cash interest	-	-	333,333
Changes in assets and liabilities:
Prepaid expenses	(30,290)	-	(30,576)
Accounts payable and accrued liabilities	49,458	396,999	636,375
Net cash used in operating activities	(2,536,822)	(1,406,525)	(7,122,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	1,000,000	1,500,000
Issuance of promissory notes	-	190,410	640,410
Repayment of promissory notes	(190,410)	(450,000)	(640,410)
Proceeds from issuance of capital stock	2,695,850	1,505,750	6,496,500
Net cash provided by financing activities	2,505,440	2,246,160	7,996,500

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(24,948)	(733)	(29,120)
Net cash used in investing activities	(24,948)	(733)	(29,120)

Change in cash and cash equivalents
during the period	(56,330)	838,902	845,219

Cash and cash equivalents, beginning
of period	901,549	62,647	-

Cash and cash equivalents, end of period	$845,219	$901,549	$845,219

Cash paid for interest during the period	$5,161	$70,156	$75,677

Cash paid for income taxes during
the period	$-	$-	$-

Disclosure of non-cash financing activities
Notes and related accrued interest converted to
stock	$1,390,008	$-	$1,390,008

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2008
(Stated in U.S. Dollars)

							Deficit
	Number of						accumulated	Total
	Preferred		Number of				During the	Stockholders'
	Shares Series		common		Additional		Exploration	Equity
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	(Deficiency)

Balance, December 21, 2001	-	$-		$-	$-	$-	$-	$-
(date of incorporation)
Shares issued:
For cash at $0.001	-	-	5,000,000	5,000	-	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	87,780	-	-	92,400
Net loss	-	-	-		-	-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	86,073
Net loss							(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	27,379
Net loss	-	-	-		-		(31,390)	(31,390)
Balance, January 31, 2004	-		9,620,000	9,620	87,780	-	(101,411)	(4,011)
Shares returned to treasury			(4,600,000)	(4,600)	4,600	-	-	-
Shares issued:
For cash at $0.001	2,000	2	-	-	1,997,498	-	-	1,997,500
To acquire a wholly-owned
corporations	-	-	833,333	833	32,500	-	-	33,333
To acquire a mineral property	-	-	833,333	834	32,500	-	-	33,334
For stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-
For a consulting agreement	-	-	200,000	200	2,460	-	-	2,660
Net loss	-	-	-	-	-		(2,293,257)	(2,293,257)
Balance, January 31, 2005 -
carried forward	2,000	$2	20,259,998	$20,260	$2,143,965	$-	$(2,394,668)	$(230,441)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2008
(Stated in U.S. Dollars)

							Deficit
	Number of						accumulated	Total
	Preferred		Number of				During the	Stockholders'
	Shares Series		common		Additional		Exploration	Equity
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2005
brought forward	2,000	$2	20,259,998	$20,260	$2,143,965	$-	$(2,394,668)	$(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	(63,167)
Shares issued for cash	-	-	666,667	667	117,333	82,000	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	333,333
Net loss	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-		18,398,890	18,399	2,698,515	82,000	(3,872,976)	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	250,000
Shares issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	1,534,500
Cost of issuing shares	-	-	-	-	(78,750)	-	-	(78,750)
Shares issued for services	-	-	30,000	30	49,470	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	477,592
Net loss	-	-	-	-	-	-	(2,331,509)	(2,331,509)
Balance, January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	(6,204,485)	(1,122,729)
Conversion of promissory notes and
accrued interest	-	-	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	-	-	1,930,720	1,931	2,224,933	-	-	2,226,864
Shares issued for finders fee	-	-	180,000	180	-	-	-	180
Cost of issuing shares	-	-	-	-	(12,708)	-	-	(12,708)
Shares issued for services	-	-	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	266,667
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	928,176	-	-	928,176
Net loss	-	-	-	-	-	-	(3,688,314)	(3,688,314)
Balance, January 31, 2008	-	-	28,311,553	$28,311	$10,269,859	$-	$(9,892,799)	$405,371

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company’s name was changed to Argentex Mining Corporation on March 15, 2004. Effective September 6, 2007, holders representing approximately 51.82% of our issued and outstanding common shares, adopted a resolution by way of written consent approving the re-domicile of the Company from the state of Nevada to the state of Delaware by way of merger of the Company into its wholly-owned Delaware subsidiary, Argentex Mining Corporation.

On November 5, 2007, the Nevada Secretary of State accepted for filing Articles of Merger providing for the merger of the Company with its wholly-owned subsidiary, Argentex Mining Corporation, a Delaware corporation, with the Delaware corporation being the surviving corporation in the merger. Also on November 5, 2007, a the Delaware Secretary of State accepted for filing a Certificate of Merger providing for the same merger. These filings complete the re-domicile of the Company from Nevada to Delaware, an effort previously approved by shareholders in connection with the Company’s desire to obtain a listing for our shares of common stock on the TSX Venture Exchange. On December 27, 2007, we received a letter from the TSX Venture Exchange, a Canadian stock exchange, conditionally approving the listing of our common stock as a tier 2 mining issuer on the TSX Venture Exchange. Final accepting of the listing of our common stock is subject to certain conditions set forth in the letter of conditional approval from the TSX Venture Exchange.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $9,892,799 for the cumulative period from December 21, 2001 (inception) to December 31, 2008, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned United States subsidiary, SCRN Properties Ltd.. All inter-company transactions have been eliminated.

In prior years the consolidated financial statements included the accounts of the Company’s wholly-owned Canadian subsidiary, Delbrook Mining Corp. (“Delbrook”). Since January 2004, the Company’s activities have been focused on its exploration activities in Argentina, as a result during the year ended January 31, 2007, Delbrook was dissolved. Delbrook had no assets and its sole liability was to its Parent Company.

In accordance with generally accepted accounting principles in the United States financial statements for years prior to the dissolution of Delbrook are to be restated to eliminate the effect of Delbrook. Since Delbrook had no assets and its sole liability and its equity were eliminated on consolidation there is no effect on prior years’ financial statements.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at January 31, 2008 and 2007, cash and cash equivalents consist of cash only.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment, is recorded at cost and amortized on the declining balance basis at the following rates:

Office equipment and furniture and fixtures - 20% Computer equipment - 30%

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements. The Company has no items that represent comprehensive income (loss).

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values.

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
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosure of this standard.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosure of this standard.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements - continued

The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de- recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

The Company will adopt these policies when required. The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

3.	PROPERTY AND EQUIPMENT

		January 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$12,863	$322	$12,541
Furniture and fixtures	5,741	144	5,597
Computer equipment	10,516	2,591	7,925
	$29,120	$3,057	$26,063

		January 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$116	$17	$99
Computer equipment	4,056	1,392	2,664
	$4,172	$1,409	$2,763

4.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS (continued)

	a)	Pinguino Property - continued

The Agreement also provides for an “area of interest” such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

	b)	Dyakowski Property

i)

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement whereby the shares will be released to the Sellor or returned to treasury as follows: the Company incurring exploration expenditures of at least $100,000 – release of 166,666 common shares; additional expenditures of at least $400,000 – release of an additional 166,667 common shares; additional expenditures of at least $500,000 – release of an additional 166,667 common shares; Company’s geologist recommends further exploration – release of the remaining 333,333 common shares.

At the time of each release to the Sellor, if the Company’s geologist determines the Property no longer has merit all common shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be transferred to the Company.

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

During the year ended January 31, 2006, the Sellor and the Company agreed to the return and cancellation of 4,749,998 of the escrow shares and the immediate release from escrow of the remaining 250,000 shares. The Company accounted for the return and cancellation as a reduction of the acquisition of the related mineral properties in the current year.

	c)	Condor Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totalling 24,710 acres, subject to a 2% net smelter returns royalty in favour of a director. As consideration for the Condor Property, the Company paid to the vendor CAD$10,000. The Company has the right to repurchase either one- half of the royalty for CAD$1,000,000 or all of the royalty for CAD$2,000,000.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
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

Mineral property interest expense reflected in the accompanying consolidated statement of operations relate to the following projects:

			Cumulative
			period from
			Inception
			(December
	Year Ended	Year Ended	21, 2001) to
	January 31,	January 31,	January 31,
	2008	2007	2008
Pinguino Project:
Acquisition	$93,700	$91,463	$289,715
Assaying, testing and analysis	44,187	58,339	212,250
Camp and field supplies	371,620	139,802	846,299
Drilling	866,921	610,932	1,803,803
Geological and geophysical	106,596	117,392	489,094
Travel and accommodation	25,757	18,327	70,764
	1,508,781	1,036,255	3,711,925
Condor Project:
Acquisition	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911
Santa Cruz Properties:
Acquisition	6,294	3,842	17,131
	6,294	3,842	17,131
Rio Negro Properties:
Camp and field supplies	-	-	51,836
Geological and geophysical	3,738	-	36,659
Travel and accommodation	-	-	9,614
	3,738	-	98,109
Other:	-	15,948	31,405

	$1,518,813	$1,056,045	$3,870,481

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

5.	CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable were unsecured and consisted of the following amounts:

			January 31,	January 31,
Date Issued	Maturity	Interest Rate	2008	2007

Convertible Notes Payable
December 2004	On demand, convted to stock in
	2008	10%	$-	$250,000
March 2006	On demand, converted to stock in
	2008	8%	-	500,000
March 2006	On demand, converted to stock in
	2008	8%	-	500,000
			$-	$1,250,000

6.	PROMISSORY NOTES PAYABLE

Convertible promissory notes were unsecured and consisted of the following amounts:

			January 31,	January 31,
	Maturity	Interest Rate	2008	2007

Notes payable
To a related party:
	On demand, repaid in 2008	6%	$-	$90,410

Other:
	August 28, 2006, repaid in 2008	$5,000 flat rate	$-	$100,000

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

In March 2006, $250,000 of the principal amount was converted to 833,333 common shares and the terms of repayment for the balance of the note were amended to be payable on demand but not before October 18, 2007. In June 2007, the balance of the note and accrued interest was concerted to 982,420 common shares.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL

Stock Transactions

	a.	In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.

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

g.

On October 6, 2006, the Company completed a private placement and issued 145,000 units for gross proceeds of $145,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before October 6, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $17,432 in the form of finder’s fees for net proceeds of $282,547 for both private placements.

h.

On November 20, 2006, the Company completed a private placement and issued 348,400 units for gross proceeds of $348,400. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 20, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

i.

On November 28, 2006, the Company completed a private placement and issued 500,000 units for gross proceeds of $500,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 28, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $42,750 in the form of finder’s fees for net proceeds of $427,250 for both private placements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued

	j.	On December 13, 2006, the Company issued 30,000 common shares to two employees as a bonus. The fair value of the shares at the date of issue was $49,500.

k.

On December 13, 2006, the Company completed a private placement and issued 28,000 units for gross proceeds of $28,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before December 13, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

l.

On January 18, 2007, the Company completed a private placement and issued 408,100 units for gross proceeds of $408,100. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before January 18, 2009. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice.

m.

On February 27, 2007, the Company completed a private placement and issued 130,720 units for gross proceeds of $156,864. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.85 per share on or before February 27, 2009. The Company incurred share issue costs of $12,708, including finder’s fees in the amount of $11,340, in relation to the private placement.

	n.	During the quarter ended April 30, 2007, the Company issued 666,666 common shares for proceeds of $214,667 on the exercise of stock options.

	o.	On May 31, 2007, the Company issued 982,420 common shares on the conversion $250,000 of a promissory note and accrued interest of $44,726 (Note 5).

	p.	On May 31, 2007, the Company issued 1,369,178 common shares on the conversion $500,000 of a promissory note and accrued interest of $47,671 (Note 5).

	q.	On May 31, 2007, the Company issued 1,369,178 common shares on the conversion $500,000 of a promissory note and accrued interest of $47,671 (Note 5).

	r.	On May 11, 2007, the Company issued 150,000 common shares to four employees as a bonus. The fair value of the shares at the date of issue was $202,500.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued

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

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2006	666,667	$0.40
Issued	767,250	1.75
Balance at January 31, 2007	1,433,917	1.12
Issued	1,963,637	1.40
Exercised	(666,667)	0.40
Balance at January 31, 2008	2,730,887	$1.50

At January 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

52,500	$ 1.75	October 2, 2008
72,500	$ 1.75	October 10, 2008
174,200	$ 1.75	November 20, 2008
250,000	$ 1.75	November 28, 2008
14,000	$ 1.75	December 13, 2008
204,050	$ 1.75	January 18, 2009
73,637	$ 1.85	February 28, 2009
900,000	$ 1.25	April 13, 2009
900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL – Continued

Stock Options

On November 10, 2007, the board of directors approved the adoption of the 2007 Stock Option Plan which permits the Company to issue up to 5,662,310 shares of common stock to Company directors, officers, employees and consultants. Adoption of the 2007 Stock Option Plan is subject to approval by the TSX Venture stock exchange, with which the Company has filed an application for a listing, and to approval of stockholders.

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2006	1,420,000	$0.25
Granted	920,000	0.53
Exercised	(200,000)	0.25
Balance at January 31, 2007	2,140,000	0.37
Granted	250,000	1.26
Expired	0	-
Exercised	(666,666)	0.32
Balance at January 31, 2008	1,723,334	$0.52

The weighted average fair value per stock option granted during the year ended January 31, 2008 was $0.86 (2007 - $0.92) .

At January 31, 2007, the following stock options were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
120,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
100,000	$ 1.13	November 13, 2012
1,723,334

The fair value of stock options granted during the year ended January 31, 2008 was $216,165 (2007 - $137,472) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the year ended January 31, 2008 was $1,114,676 (2007 - $1,022,479). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation expenses with corresponding additional paid-in capital recorded in stockholders' equity:

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL – Continued

Stock-based compensation

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Year Ended	Year Ended
	January 31,	January 31,
	2008	2007

Risk-free intereste rate	4.17%	3.98%
Expected life of options	4.4 years	4.9 years
Annualized volatility	90%	119%
Dividend rate	0%	0%

8.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at CAD$2,500 per month. During the year ended January 31, 2008, the Company paid consulting fees of $31,645 (2007 - $26,413) relating to this management agreement.

b)

On July 1, 2006, a director and officer of the Company advanced $90,410 to the Company. The advance was due on demand, bore interest at 6% and was secured by a promissory note. The note was repaid on March 12, 2007.

c)

In April, 2007, the Company entered into a Consulting Agreement with Frontera Geological Services Ltd., a company wholly-owned by the Company’s President. Under the agreement, Frontera Geological Services Ltd. agreed to make the President available to the Company on a substantially full-time basis (approximately 80% of his working hours) to serve as President for a term of two years from the date of the agreement. In exchange, the Company agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CAD$9,000 per month and agreed to issue to our president 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, the Company has income equal to or greater than $5,000,000 from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus.

During the year ended January 31, 2008 the Company paid consulting fees of $113,921 (2007 - $95,086) and recorded stock based compensation of $712,000 (2006 - $NIL) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

9.	SEGMENTED INFORMATION

At January 31, 2008, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	January 31,	January 31,
	2008	2007

Identifiable assets
Canada	$839,400	$892,560
Argentina	62,458	12,038
	$901,858	$904,598

	Year Ended	Year Ended
	January 31,	January 31,
	2008	2007

Loss for the year
Canada	$1,977,911	$1,223,677
Argentina	1,710,403	1,107,832
	$3,688,314	$2,331,509

10.	INCOME TAX

Tax effects of temporary differences that give rise to deferred tax assets at January 31, 2008 and 2007 are as follows:

	January 31,	January 31,
	2008	2007

Net operating loss carry forwards	$2,647,000	$1,778,000
Valuation allowance	(2,647,000)	(1,778,000)
	$-	$-

At January 31, 2008, the Company had losses carried forward totaling $8,065,642 available to reduce future years’ income tax for income tax purposes which expire in various years to 2027. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2007 – 34%) to net loss for the year. The sources and tax effect of the differences are as follows:

	Year Ended	Year Ended
	January 31,	January 31,
	2008	2007

Computed "expected" tax benefit	$1,254,000	$793,000
Items not deductible for tax purposes	(384,000)	(162,000)
Change in valuation allowance	(870,000)	(631,000)
	$-	$-

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007
(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENTS

On March 20, 2008, we sold 2,116,000 units to 13 investors in the first tranche of a brokered private placement at a purchase price of $1.25 per unit, raising gross proceeds of $2,645,000. Each unit consists of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. We paid a cash commission of $185,180 to an agent for services rendered in the transaction. The agent applied $92,500 of this cash commission towards the purchase of an additional 74,000 units (issued for the same unit price and on the same terms as the units issued to the thirteen purchasers in the brokered private placement).

On March 20, 2008, we issued an aggregate of 190,440 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the first tranche of the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months.

On March 25, 2008, we sold an additional 884,000 units to three investors in the second tranche of the brokered private placement at a purchase price of $1.25 per unit, raising gross proceeds of $1,105,000. The terms and price of the transaction were identical to those in the first tranche (see above). We paid a cash commission of $77,350 to an agent for services rendered in the closing the second tranche of this transaction.

On March 25, 2008, we issued an aggregate of 79,560 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the second tranche of the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months.

On March 20, 2008, we sold 80,000 units to one investor at a purchase price of $1.25 per unit, raising gross proceeds of $100,000. The terms and price of this transaction were identical to the terms and pricing of the brokered private placement closed by our company on March 20 and 25, 2008, as described above, except that this sale of units was made in a non-brokered private placement.

Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.     Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of January 31, 2008, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended January 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of January 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management identified material weaknesses in our internal control processes regarding information technology systems. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over the accounting for income taxes, including deferred tax assets and the availability of resource expenditures in foreign jurisdictions. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties . Because of these material weaknesses, our management believes that as of January 31, 2008, our company’s internal controls over financial reporting were not effective. We are addressing these weaknesses as described below under the section heading “Changes in Internal Control Over Financial Reporting”. Because of the material weaknesses described above, our management believes that as of January 31, 2008, our internal controls over financial reporting was not effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-KSB.

Changes In Internal Controls Over Financial Reporting

During the period covered by this Annual Report on Form 10-KSB, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending January 31, 2009 in order to mitigate existing weaknesses.

Our management, including our Chief Executive Officer (who is also our principal executive officer) and our Chief Financial Officer (who is also our principal financial officer and our principal accounting officer), does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information

Effective March 26, 2008, our common shares were listed for trading on the TSX Venture Exchange in Canada under the symbol “ATX”. Upon listing, we automatically became a reporting company in the Canadian provinces of British Columbia and Alberta. In order to ensure compliance by our shareholders with the Canadian securities laws pertaining to resales of shares of our common stock in Canada, we have asked the TSX Venture Exchange to voluntarily halt trading of our common shares on the TSX Venture Exchange until July 27, 2008. This trading halt does not affect trading of our securities on our other trading markets, which will continue unaffected by this additional listing. Trading of our common shares on the TSX Venture Exchange will begin on July 28, 2008. Until then, our shares will continue trading on our U.S. and European markets. After July 28, 2008, our shares will be traded on all three of the OTC-BB, the TSX Venture Exchange and the Frankfurt Bourse.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. None of our officers are involved in our company full-time, with the exception of Kenneth Hicks, our president, who is required to spend a substantially all of his time focused on our company. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kenneth Hicks	Director and President	48	February 11, 2004
Dr. Colin Godwin	Director	69	June 1, 2005
Jenna Hardy	Director	55	February 7, 2006
Richard Thibault	Director	52	February 9, 2006
Hamish Malkin	Chief Financial Officer	61	December 13, 2005
Orlando Rionda(1)	Legal Representative	43	June 1 2005

(1) Mr. Rionda is not technically a director or executive officer of our company but the nature of his position as our legal representative in Argentina charges him with responsibility for interaction with government officials, drilling companies, our local lawyers and others, which frequently requires that he exercise judgment and make decisions that might usually be considered and decided by executive level officers. For this reason, we believe that he is deemed to be an executive officer of our company and we have included disclosure about him in this discussion rather than in the discussion of ‘key employees’, below.

Family relationships

There are no family relationships with any of our other directors and officers.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Mr. Hicks does not have family relationships with any director, executive officer, or other person nominated to become a director or officer of our company. In addition, Mr. Hicks does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party, with the exception of (i) a written consulting agreement dated April 13, 2007, pursuant to which we pay to a company controlled by Mr. Hicks a monthly consulting fee of approximately $7,684 (CAD$9,000); and (ii) Mr. Hicks made a loan to our company on July 1, 2006, which was evidenced by a demand promissory note bearing simple interest at six percent (6%) (this loan was repaid on March 12, 2007, when Mr. Hicks applied the balance owed as against the exercise price of options to purchase shares of common stock of our company). These transactions are discussed in more detail in the section of this prospectus entitled “Certain Relationships and Related Transactions” beginning at page 51.

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

Dr. Godwin is a registered P. Eng and P. Geo with the Association of Professional Engineers and Geoscientists of British Columbia.

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

Ms. Hardy holds an Executive MBA from Simon Fraser University, and an M.Sc. (Economic Geology) and a B.Sc. (Geology) both from the University of Toronto. Ms. Hardy is a member of the Association of Professional Engineers and Geoscientists of British Columbia.

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

Hamish Malkin, Chief Financial Officer

Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Mr. Malkin has been a consultant since April, 2003, providing chief financial officer services. Prior to 2003, Mr. Malkin held senior financial positions in the resource, entertainment and commercial real estate industries. Mr. Malkin is also currently the chief financial officer of Entrée Gold Inc. (TSX: ETG; AMEX: EGI; Frankfurt: EKR), a Canadian company reporting in both the United States and Canada, a director and the chief financial officer of American Uranium Corporation (OTCBB:AUUM) a United States reporting company, and a director and the chief financial officer of Dagilev Capital Corp. (TSXV: DCC) a Canadian reporting company. Mr. Malkin does not have, and has not had, a direct or indirect material interest in any transaction or proposed transaction in the past two (2) years to which we were or are to be a party, with the exception of a oral consulting agreement pursuant to which we pay to Mr. Malkin a monthly consulting fee of approximately $2,500 (CAD$2,500).

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

Committees of the Board

Compensation Committee

Effective March 31, 2006, our board of directors created a Compensation Committee. Our board of directors adopted a Compensation Committee charter and appointed Rick Thibault and Jenna Hardy as members of our Compensation Committee.

Nominating Committee

Effective March 31, 2006, our board of directors created a Nominating Committee. Our board of directors adopted a Nominating Committee charter and appointed Jenna Hardy and Rick Thibault as members of our Nominating Committee.

Audit Committee and Audit Committee Financial Expert

Effective March 31, 2006, our board of directors created an Audit Committee and adopted an Audit Committee charter. On that same date we appointed Jenna Hardy, Rick Thibault and Colin Godwin as members of our Audit Committee. Our Audit Committee did not meet during the year ended January 31, 2006. Our Audit committee convened its first meeting on April 26, 2007. Our Audit Committee conducted one meeting during 2007.

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

  compliance with applicable governmental laws, rules and regulations;

  lawful and ethical conduct when dealing with public officials and government entities;

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

  available on our corporate website;

  available in print to any stockholder who requests them from our corporate secretary; and

  certain of them are or will be filed as exhibits to our securities filings with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.      Executive Compensation.

The particulars of compensation paid to the following persons:

-	our principal executive officers;

-	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2008; and

-

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended January 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensa-
position	Year	($)	($)	($)	($)	($)	Earnings ($)	tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kenneth Hicks	2008	Nil	Nil	Nil	712,000	Nil	Nil	113,921	825,921
Chairman of the	2007	Nil	Nil	Nil	120,797	Nil	Nil	95,086	215,883
Board, President,
Secretary and
Treasurer

Employment/Consulting Agreements

On February 12, 2005, we entered into a management agreement with Christopher Dyakowski, wherein

Mr. Dyakowski was appointed our President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director for a term of six months. We agreed to pay to Mr. Dyakowski approximately $4,269 (CAD$5,000) per month. Effective June 1, 2005, Mr. Dyakowski resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and director and the management agreement was terminated.

On April 13, 2007, we entered into a Consulting Agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our president, Ken Hicks. Under the agreement, Frontera Geological Services Ltd. has agreed to make Mr. Hicks available to our company on a substantially full-time basis (approximately 80% of his working hours) to serve as our company’s president for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CDN$9,000 per month and we agreed to issue to Mr. Hicks 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our company has income equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, we have agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. The term of this agreement commenced on April 13, 2007 and expires April 13, 2009. On April 13, 2007, we issued 900,000 share purchase warrants to Mr. Hicks as required by this consulting agreement.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,039 (CAD $1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,500 (CAD $2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to grant to Mr. Malkin option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share. Although this written agreement has expired, Mr. Malkin continues to act as our Chief Financial Officer (and our principal accounting and financial officer) and we continue to pay Mr. Malkin a cash consulting fee for those services.

We have an oral agreement with our bookkeeper, Jie Fang, pursuant to which Ms. Fang keeps our accounting records on an as-needed basis at an hourly rate of approximately $30 (CAD $30) per hour

We also have an oral consulting agreement with Diego Guido, a geologist who serves as our Senior Technical Advisor in Argentina. He supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting on an ‘as-required’ basis. We pay our Senior Technical Advisor at a daily rate for time spent. In addition to this compensation, on December 7, 2006 we awarded to Mr. Guido an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Guido an additional incentive bonus in the form of 35,000 shares of our common stock.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Our subsidiary pays Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. In addition to this compensation, on December 7, 2006 we awarded to Mr. Rionda an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Rionda an additional incentive bonus in the form of 35,000 shares of our common stock.

We have an oral consulting agreement with The Primoris Group Inc., a Toronto, Ontario, Canada based investor relations firm pursuant to which The Primoris Group provides our company with services and advice relating to our website, press releases and investor communications. In exchange for these services, we pay to The Primoris Group a monthly consulting fee of $3,500. In addition, on May 11, 2007, we granted to The Primoris Group 150,000 options to purchase common shares of our company at an exercise price of $1.35. These options have a term of four years from the date of grant. These options are subject to vesting provisions contained in the stock option agreement between our company and The Primoris Group, which provides that 37,500 of these options vested on May 11, 2007 and, assuming that The Primoris Group continues to provide consulting services to our company on the vesting date, an additional 37,500 options shall vest on August 11, 2007, 37,500 options shall vest on November 11, 2007; and the final instalment of 37,500 options shall vest on February 11, 2008.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Kenneth Hicks	333,334	N/A	333,334	$0.25	Mar 16/13	Nil	Nil	Nil	Nil
Colin Godwin	200,000	N/A	200,000	$0.25	Dec 13/09	Nil	Nil	Nil	Nil
Jenna Hardy
Richard Thibault
Hamish Malkin

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to January 31, 2008.

Other than as previously mentioned, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 2, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership		Percentage of Class(2)
Kenneth Hicks Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	1,083,333(3)	Direct	3.44%
Hamish Malkin Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	200,000(4)	Direct	0.63%
Jenna Hardy Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	200,000(5)	Direct	0.63%
Colin Godwin Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	300,000(6)	Direct	0.95%
Richard Thibault Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	200,000(7)	Direct	0.63%
Passport Materials Master Fund, LP 30 Hotaling Place, Suite 300 San Francisco, CA 94111	common stock	2,700,000	Indirect	8.58%
Total Directors and officers as a group		1,983,333		6.30%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 31,465,522 shares of common stock issued and outstanding as of April 2, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 166,667 stock options which may be exercised into common shares

(4)	Includes 200,000 share purchase warrants which may be exercised into common shares

(5)	Includes 200,000 share purchase warrants which may be exercised into common shares

(6)	Includes 300,000 share purchase warrants which may be exercised into common shares

(7)	Includes 200,000 share purchase warrants which may be exercised into common shares

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.      Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On April 13, 2007, we entered into a Consulting Agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our president, Ken Hicks. Under the agreement, Frontera Geological Services Ltd. has agreed to make Mr. Hicks available to our company on a substantially full-time basis (approximately 80% of his working hours) to serve as our company’s president for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CDN$9,000 per month and we agreed to issue to Mr. Hicks 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our company has income equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, we have agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. The term of this agreement commenced on April 13, 2007 and expires April 13, 2009. On April 13, 2007, we issued 900,000 share purchase warrants to Mr. Hicks as required by this consulting agreement.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,039 (CAD $1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,500 (CAD $2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to grant to Mr. Malkin option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share. Although this written agreement has expired, Mr. Malkin continues to act as our Chief Financial Officer (and our principal accounting and financial officer) and we continue to pay Mr. Malkin a cash consulting fee for those services.

We have an oral agreement with our bookkeeper, Jie Fang, pursuant to which Ms. Fang keeps our accounting records on an as-needed basis at an hourly rate of approximately $30 (CAD $30) per hour

We also have an oral consulting agreement with Diego Guido, a geologist who serves as our Senior Technical Advisor in Argentina. He supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting on an ‘as-required’ basis. We pay our Senior Technical Advisor at a daily rate for time spent. In addition to this compensation, on December 7, 2006 we awarded to Mr. Guido an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Guido an additional incentive bonus in the form of 35,000 shares of our common stock.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Our subsidiary pays Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. In addition to this compensation, on December 7, 2006 we awarded to Mr. Rionda an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Rionda an additional incentive bonus in the form of 35,000 shares of our common stock.

Item 13.      Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB- 2 filed with the Commission on March 12, 2002 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.
3.3

Certificate of Designation of Series A Convertible Preferred Stock, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

Exhibit	Description
No.
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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 15, 2007 and incorporated herein by reference.
(10)	Material Contracts
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

(14)	Code of Ethics
14.1

Code of Ethics and Business Conduct of Officers, Directors and Employees, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

(21)	Subsidiaries
21.1	Subsidiaries of Argentex Mining Corporation

SCRN Properties Ltd.

Exhibit	Description
No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).
31.2	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

Item 14.      Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Morgan & Company for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $43,295 for the fiscal year ended January 31, 2008 and $36,300 for the fiscal year ended January 31, 2007. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended January 31, 2008 and 2007, Morgan & Company billed $Nil and $Nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended January 31, 2008 and 2007, Morgan & Company billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

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

ARGENTEX MINING CORPORATION

By:      /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 30, 2008

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 30, 2008

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 30, 2008

By:      /s/ Jenna Hardy
Jenna Hardy, Director
April 30, 2008

By:      /s/ Colin Godwin
Colin Godwin, Director
April 30, 2008

By:      /s/ Richard Thibault
Richard Thibault, Director
April 30, 2008