Form 10KSB/A
period 2008-01-31
ARGENTEX MINING CORP
filed 2008-05-08
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

On March 25, 2008, we issued 25,000 share purchase warrants to the firm that acted as a sponsor for our company in connection with obtaining a listing on the TSX Venture Stock Exchange. Each of these share purchase warrants entitles the holder to purchase one share of our company’s common stock at a price of $1.34 until March 25, 2009. The firm to which we issued these share purchase warrants is an accredited investor but is not a U.S. person (as defined in Regulation S), the offer and sale occurred outside of the U.S. and in issuing these share purchase warrants we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder.

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

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company’s name was changed to Argentex Mining Corporation on March 15, 2004. Effective September 6, 2007, holders representing approximately 51.82% of the Company's issued and outstanding common shares, adopted a resolution by way of written consent approving the re-domicile of the Company from the state of Nevada to the state of Delaware by way of merger of the Company into its wholly-owned Delaware subsidiary, Argentex Mining Corporation.

On November 5, 2007, the Nevada Secretary of State accepted for filing Articles of Merger providing for the merger of the Company with its wholly-owned subsidiary, Argentex Mining Corporation, a Delaware corporation, with the Delaware corporation being the surviving corporation in the merger. Also on November 5, 2007, a the Delaware Secretary of State accepted for filing a Certificate of Merger providing for the same merger. These filings complete the re-domicile of the Company from Nevada to Delaware, an effort previously approved by shareholders in connection with the Company’s desire to obtain a listing for the Company's shares of common stock on the TSX Venture Exchange. On December 27, 2007, we received a letter from the TSX Venture Exchange, a Canadian stock exchange, conditionally approving the listing of the Company's common stock as a tier 2 mining issuer on the TSX Venture Exchange. Final accepting of the listing of the Company's common stock is subject to certain conditions set forth in the letter of conditional approval from the TSX Venture Exchange.

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

u.

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

c)

In April, 2007, the Company entered into a Consulting Agreement with Frontera Geological Services Ltd., a company wholly-owned by the Company’s President. Under the agreement, Frontera Geological Services Ltd. agreed to make the President available to the Company on a substantially full-time basis (approximately 80% of his working hours) to serve as President for a term of two years from the date of the agreement. In exchange, the Company agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CAD$9,000 per month and agreed to issue to the Company's president 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of the Company's at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, the Company has income equal to or greater than $5,000,000 from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus.

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

On March 20, 2008, the Company sold 2,116,000 units to 13 investors in the first tranche of a brokered private placement at a purchase price of $1.25 per unit, raising gross proceeds of $2,645,000. Each unit consists of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. We paid a cash commission of $185,180 to an agent for services rendered in the transaction. The agent applied $92,500 of this cash commission towards the purchase of an additional 74,000 units (issued for the same unit price and on the same terms as the units issued to the thirteen purchasers in the brokered private placement).

On March 20, 2008, the Company issued an aggregate of 190,440 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the first tranche of the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of the company at an exercise price of $1.30 for a period of 18 months.

On March 20, 2008, the Company sold 80,000 units to one investor at a purchase price of $1.25 per unit, raising gross proceeds of $100,000. The terms and price of this transaction were identical to the terms and pricing of the brokered private placement closed by the company on March 20 and 25, 2008, as described above, except that this sale of units was made in a non-brokered private placement.

On March 25, 2008, the Company sold an additional 884,000 units to three investors in the second tranche of the brokered private placement at a purchase price of $1.25 per unit, raising gross proceeds of $1,105,000. The terms and price of the transaction were identical to those in the first tranche (see above). The Company paid a cash commission of $77,350 to an agent for services rendered in the closing the second tranche of this transaction.

On March 25, 2008, the Company issued an aggregate of 79,560 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the second tranche of the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of the company at an exercise price of $1.30 for a period of 18 months.

On March 25, 2008, the Company issued 25,000 share purchase warrants to a Canadian agent as part of the consideration for the Canadian agent’s services in acting as the Company sponsor regarding the Company’s listing application to the Canadian TSX Venture Stock Exchange. These share purchase warrants entitle the holder to purchase one share of the Company’s common stock at a price of $1.34 until March 25, 2009.

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
May 8, 2008

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
May 8, 2008

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 8, 2008

By:      /s/ Jenna Hardy
Jenna Hardy, Director
May 8, 2008

By:      /s/ Colin Godwin
Colin Godwin, Director
May 8, 2008

By:      /s/ Richard Thibault
Richard Thibault, Director
May 8, 2008