Form 10-Q
period 2008-04-30
ARGENTEX MINING CORP
filed 2008-06-16
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0867623
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

602 - 1112 West Pender Street, Vancouver, British Columbia Canada V6E 2S1
(Address of principal executive offices) (zip code)

604.568-2496
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

31,465,553 common shares issued and outstanding as at June 12, 2008.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended April 30, 2008, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	January 31,
	2008	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$2,702,381	$845,219
Prepaid expenses	16,746	30,576

Total current assets	2,719,127	875,795

Equipment (Note 4)	36,890	26,063

	$2,756,017	$901,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilites
Accounts payable and accrued liabilities	$1,545,193	$496,487

Stockholders' equity

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: April 30, 2008 - Nil: January 31, 2008 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: April 30, 2008 - Nil: January 31,2008 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value	31,465	28,311
of $0.001 (issued: April 30 - 31,465,553;
January 31, 2008 - 28,311,552)
Additional paid-in capital	13,947,387	10,269,859
Deficit accumulated during exploration stage	(12,768,028)	(9,892,799)

Total stockholders' equity	1,210,824	405,371

Total liabilities and stockholders' equity	$2,756,017	$901,858

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three
	Months	Months	Inception
	Ended	Ended	(December 21,
	April 30,	April 30,	2001) to
	2008	2007	April 30, 2008

Expenses
Consulting fees	$72,877	$45,949	$879,203
Depreciation	1,900	193	4,957
Investor relations and communication	22,285	48,508	1,531,477
Mineral property interests (Note 5)	2,488,468	125,006	6,358,949
Office and sundry	23,403	4,329	367,057
Rent	8,729	4,175	66,076
Professional fees	169,410	43,540	823,354
Stock-based compensation	54,154	712,000	1,876,443
Transfer agent fees	21,587	3,602	105,112
Travel	18,650	2,043	235,745

	(2,881,463)	(989,345)	(12,248,373)
Interest income (expense)	6,234	(22,723)	(519,655)

Net Loss	$(2,875,229)	$(1,012,068)	$(12,768,028)

Basic and diluted loss per share	$(0.10)	$(0.05)

Weighted average number
of shares outstanding	29,734,309	21,416,596

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Inception
	Months	Months	(December
	Ended	Ended	21, 2001) to
	April 30,	April 30,	April 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,875,229)	$(1,012,068)	$(12,768,028)
Items not affecting cash:
Depreciation	1,900	193	4,957
Stock-based compensation	54,154	712,000	1,826,943
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Changes in assets and liabilities:
Prepaid expenses	13,830	-	(16,746)
Accounts payable and accrued liabilities	1,048,706	(224,130)	1,685,081
Net cash used in operating activities	(1,756,639)	(524,005)	(8,878,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	1,500,000
Issuance of promissory notes	-	-	640,410
Repayment of promissory notes	-	(90,410)	(640,410)
Proceeds from issuance of capital stock	3,626,528	359,003	10,123,028
Net cash provided by financing activities	3,626,528	268,593	11,623,028

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(12,727)	-	(41,847)
Net cash used in investing activities	(12,727)	-	(41,847)

Change in cash and cash equivalents
during the period	1,857,162	(255,412)	2,702,381

Cash and cash equivalents, beginning
of period	845,219	901,549	-

Cash and cash equivalents, end of period	$2,702,381	$646,137	$2,702,381

Cash paid for interest during the period	$-	$-	$75,677

Cash paid for income taxes during
the period	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, DECEMBER 21, 2001, TO APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

	Number of						Deficit
	Preferred						accumulated	Total
	Shares		Number of		Additional		During the	Stockholders'
	Series A		common		Paid-in		Exploration	Equity
	Convertible	Par Value	shares	Par Value	Capital	Warrants	Stage	(Deficiency)

Balance, December 21, 2001	-	$-		$-	$-	$-	$-	$-
(date of incorporation)
Shares issued:
For cash at $0.001	-	-	5,000,000	5,000	-	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	87,780	-	-	92,400
Net loss for the period	-	-	0		0	-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	86,073
Net loss for the year							(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	27,379
Net loss for the year	-	-	-		-		(31,390)	(31,390)
Balance, January 31, 2004	-		9,620,000	9,620	87,780	-	(101,411)	(4,011)
Shares returned to treasury			(4,600,000)	(4,600)	4,600	-	-	0
Shares issued:
For cash at $0.001	2,000	2	-	-	1,997,498	-	-	1,997,500
To acquire a wholly-owned	-	-	833,333	833	32,500	-	-	33,333
corporations
To acquire a mineral property	-	-	833,333	834	32,500	-	-	33,334
For stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-
For a consulting agreement	-	-	200,000	200	2,460	-	-	2,660
Net loss for the period	-	-	-	-	-		(2,293,257)	(2,293,257)
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, DECEMBER 21, 2001, TO APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

	Number of						Deficit
	Preferred						accumulated	Total
	Shares		Number of		Additional		During the	Stockholders'
	Series A		common		Paid-in		Exploration	Equity
	Convertible	Par Value	shares	Par Value	Capital	Warrants	Stage	(Deficiency)
-continued-
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)
Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	(63,167)
Shares issued for cash	-	-	666,667	667	117,333	82,000	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	333,333
Net loss	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-		18,398,890	18,399	2,698,515	82,000	(3,872,976)	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	250,000
Shares issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	1,534,500
Cost of issuing shares	-	-	-	-	-78,750	-	-	(78,750)
Shares issued for services	-	-	30,000	30	49,470	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	477,592
Net loss	-	-	-	-	-	-	(2,331,509)	(2,331,509)
Balance, January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	(6,204,485)	(1,122,729)
Conversion of promissory notes	-	-	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	-	-	1,930,720	1,931	2,224,933	-	-	2,226,864
Shares issued for finders fee	-	-	180,000	180	-	-	-	180
Cost of issuing shares	-	-	-	-	(12,708)	-	-	(12,708)
Shares issued for services	-	-	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	266,667
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	928,176	-	-	928,176
Net loss	-	-	-	-	-	-	(3,688,314)	(3,688,314)

Balance, January 31, 2008	-	-	28,311,553	28,311	10,269,859	-	(9,892,799)	405,371

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, DECEMBER 21, 2001, TO APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

	Number of						Deficit
	Preferred						accumulated	Total
	Shares		Number of		Additional		During the	Stockholders'
	Series A		common		Paid-in		Exploration	Equity
	Convertible	Par Value	shares	Par Value	Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2008	-	-	28,311,553	28,311	10,269,859	-	(9,892,799)	405,371
Shares issued for cash	-	-	3,154,000	3,154	3,939,346	-	-	3,942,500
Cost of issuing shares	-	-	-	-	(315,972)	-	-	(315,972)
Stock-based compensation	-	-	-	-	54,154	-	-	54,154
Net loss	-	-	-	-	-	-	(2,875,229)	(2,875,229)
Balance, January 31, 2008	-	$-	31,465,553	$31,465	$13,947,387	$-	$(12,768,028)	$1,210,824

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2008. The results of operations for the three month period ended April 30, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company’s name was changed to Argentex Mining Corporation on March 15, 2004. Effective September 6, 2007, holders representing approximately 51.82% of the Company’s issued and outstanding common shares, adopted a resolution by way of written consent approving the re-domicile of the Company from the state of Nevada to the state of Delaware by way of merger of the Company into its wholly-owned Delaware subsidiary, Argentex Mining Corporation.

On November 5, 2007, the Nevada Secretary of State accepted for filing Articles of Merger providing for the merger of the Company with its wholly-owned subsidiary, Argentex Mining Corporation, a Delaware corporation, with the Delaware corporation being the surviving corporation in the merger. Also on November 5, 2007, the Delaware Secretary of State accepted for filing a Certificate of Merger providing for the same merger. These filings complete the re-domicile of the Company from Nevada to Delaware, as previously approved by shareholders. On March 26, 2008, the Company’s common shares were listed for trading on the TSX Venture Exchange in Canada under the symbol “ATX” as a tier 2 mining issuer.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $12,768,028 for the cumulative period from December 21, 2001 (inception) to April 30, 2008, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2008.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

4.	PROPERTY AND EQUIPMENT

		April 30, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$17,927	$1,075	$16,852
Furniture and fixtures	8,940	503	8,437
Computer equipment	14,804	3,203	11,601
	$41,671	$4,781	$36,890

		January 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$12,863	$322	$12,541
Furniture and fixtures	5,741	144	5,597
Computer equipment	10,516	2,591	7,925
	$29,120	$3,057	$26,063

5.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director, the Company acquired an option to acquire a 100% interest in certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Pinguino Property” totaling 24,710 acres.

The agreement requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before July 1, 2005 (paid); CAD$100,000 on or before July 1, 2006 (paid); CAD$100,000 on or before July 1, 2007 (paid); and CAD$125,000 on or before July 1, 2008 (paid). The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $1,000,000 or all of the royalty for $2,000,000.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

	a)	Pinguino Property - continued

The Agreement also provides for an “area of interest” such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

	b)	Dyakowski Property

i)

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares were subject to an Escrow Agreement whereby the shares would be released to the Sellor or returned to treasury on achieving, or not, certain milestones.

ii)

In addition, pursuant to the terms of a second Share Purchase Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares were subject to an Escrow Agreement whereby the shares would be released to the Sellor or returned to treasury on achieving, or not, certain milestones.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Mineral property interest expense reflected in the accompanying consolidated statement of operations relate to the following projects:

	Three	Three	Inception
	Months	Months	(December
	Ended	Ended	21, 2001) to
	April 30,	April 30,	April 30,
	2008	2007	2008

Pinguino Project:
Acquisition	$11,710	$-	$301,425
Assaying, testing and analysis	41,281	26,144	253,531
Camp and field supplies	173,216	60,125	1,019,515
Drilling	2,078,923	12,035	3,882,726
Geological and geophysical	163,958	23,056	653,052
Travel and accommodation	18,960	2,642	89,724
	2,488,048	124,002	6,199,973

Condor Project:
Acquisition	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

Santa Cruz Properties:
Acquisition	420	1,004	17,551
	420	1,004	17,551

Rio Negro Properties:
Camp and field supplies	-	-	51,836
Geological and geophysical	-	-	36,659
Travel and accommodation	-	-	9,614
	-	-	98,109

Other:	-	-	31,405

	$2,488,468	$125,006	$6,358,949

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL

Stock Transactions

	a.	In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL - Continued

	j.	On December 13, 2006, the Company issued 30,000 common shares to two employees as a bonus. The fair value of the shares at the date of issue was $49,500.

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
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL - continued

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

v.

On March 20, 2008, the Company completed a brokered private placement and issued 2,116,000 units for gross proceeds of $2,645,000. Each unit consisted of one common share and one-half of one non- transferable share purchase warrant exercisable at $1.60 for a period of 18 months. The Company paid a cash commission of $185,180 to an agent for services rendered in the transaction. The agent applied $92,500 of this cash commission towards the purchase of an additional 74,000 units (issued for the same unit price and on the same terms as the units issued in the brokered private placement).

w.

On March 20, 2008, the Company issued an aggregate of 190,440 agent’s warrants to the agent and a co- operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months.

x.

On March 20, 2008, the company completed a private placement and issued 80,000 units for gross proceeds of $100,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. The Company paid a finder’s fee of $5,000 in cash to a finder.

y.

On March 25, 2008, the Company completed a brokered private placement and issued 884,000 units for gross proceeds of $1,105,000. . Each unit consisted of one common share and one-half of one non- transferable share purchase warrant exercisable at $1.60 for a period of 18 months. We paid a cash commission of $77,350 to an agent for services rendered in the closing the private placement.

z.

On March 25, 2008, the Company issued an aggregate of 79,560 agent’s warrants to the agent and a co- operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months.

aa.

On March 25, 2008, the Company issued 25,000 share purchase warrants to a Canadian agent as part of the consideration for the Canadian agent’s services in acting as the Company’s sponsor regarding the Company’s listing application to the Canadian TSX Venture Stock Exchange. These share purchase warrants entitle the holder to purchase one share of the Company’s common stock at a price of $1.34 until March 25, 2009.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL - continued Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 31, 2006	666,667	$0.40
Issued	767,250	1.75
Balance at January 31, 2007	1,433,917	1.12
Issued	1,963,637	1.40
Exercised	(666,667)	0.40
Balance at January 31, 2008	2,730,887	1.50
Issued	2,241,250	1.56
Balance at April 30, 2008	4,972,137	$1.53

At April 30, 2008, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

52,500	$ 1.75	October 2, 2008
72,500	$ 1.75	October 10, 2008
174,200	$ 1.75	November 20, 2008
250,000	$ 1.75	November 28, 2008
14,000	$ 1.75	December 13, 2008
204,050	$ 1.75	January 18, 2009
73,637	$ 1.85	February 28, 2009
900,000	$ 1.25	April 13, 2009
900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
1,418,750	$ 1.60	October 19, 2009
190,440	$ 1.30	October 19, 2009
552,500	$ 1.60	October 24, 2009
79,560	$ 1.30	October 24, 2009

4,972,137

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL - continued

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2006	1,420,000	$0.25
Granted	920,000	0.53
Exercised	(200,000)	0.25
Balance at January 31, 2007	2,140,000	0.37
Granted	250,000	1.26
Expired	0	-
Exercised	(666,666)	0.32
Balance at January 31, 2008 and April 30, 2008	1,723,334	$0.52

No stock options were granted during the three months ended April 30, 2008 or April 30, 2007.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL - continued

At April 30, 2008 the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
120,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
100,000	$ 1.13	November 13, 2012
1,723,334

Stock-based compensation

Total stock-based compensation recognized during the three months ended April 30, 2008 was $54,154 (2007 - $7,12,000). Stock-based compensation has been recorded in the consolidated statements of operations as stock- based compensation.

7.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at CAD$2,500 per month. During the three months ended April 30, 2008, the Company paid consulting fees of $7,531 (2007 - $7,078) relating to this management agreement.

b)

On July 1, 2006, a director and officer of the Company advanced $90,410 to the Company. The advance was due on demand, bore interest at 6% and was secured by a promissory note. The note was repaid on March 12, 2007.

c)

In April, 2007, the Company entered into a Consulting Agreement with Frontera Geological Services Ltd., a company wholly-owned by the Company’s President. Under the agreement, Frontera Geological Services Ltd. agreed to make the President available to the Company on a substantially full-time basis (approximately 80% of his working hours) to serve as President for a term of two years from the date of the agreement. In exchange, the Company agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CAD$9,000 per month and agreed to issue to the Company’s president 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of the Company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, the Company has income equal to or greater than $5,000,000 from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus.

During the three months ended April 30, 2008 the Company paid consulting fees of $27,111 (2007 - $24,539) and recorded stock based compensation of $Nil (2007 - $712,000) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	SEGMENTED INFORMATION

At April 30, 2008, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	April 30,	January 31,
	2008	2008

Identifiable assets
Canada	$2,134,123	$839,400
Argentina	621,894	62,458
	$2,756,017	$901,858

	Three	Three
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2008	2007

Loss for the period
Canada	$367,299	$830,388
Argentina	2,507,930	181,680
	$2,875,229	$1,012,068

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

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

  Risks associated with mineral resource exploration and development activities,

  Competition for resource properties and infrastructure in the mineral exploration industry,

  Technological changes and developments in the mineral exploration and mining industry,

  Regulatory uncertainties and potential environmental liabilities, and

  The risks in the section of this quarterly report entitled "Risk Factors",

any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Delaware corporation, and our wholly owned subsidiary, SCRN Properties Ltd., a Delaware corporation.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the province of British Columbia, Canada. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property. We have concentrated our recent exploration efforts on the Pinguino property and we intend to continue to focus primarily on this property over the 12 month period ending May 31, 2009, though we do plan to conduct some exploration on the balance of our properties in Argentina. Over the next 12 months we intend to continue our exploration of the property through a combination of geophysics, soil geochemistry, trenching and drilling, testing the limits of known mineralization as well as new target testing. We have targeted the Marta Centro and Marta Este zones of our Pinguino property as our primary drilling focus over this period.

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$4,117,000
General and administrative expenses	$411,000
Investor relations	$53,000
Total	$4,581,000
Cash on hand, May 31, 2008, estimated	$2,526,000
Estimated excess of cash requirements over cash resources	$2,055,000

During the 12 months ending May 31, 2009, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $4,581,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. We recorded a net loss of $2,875,229 for the three month period ended April 30, 2008 and have an accumulated deficit of $12,768,028 since inception. During the month of March, 2008, we raised gross proceeds of $3,850,000 in a series of private placements. We had cash in the amount of $2,702,381 and working capital in the amount of $1,173,934 as of April 30, 2008. We believe that our cash on hand is not sufficient to fund our currently budgeted operating requirements for the next 12 months, and our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Unless we curtail the scope of our currently proposed exploration program we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production at one or more of our mineral projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating results for the three month periods ended April 30, 2008 and April 30, 2007 and the changes between those periods for the respective items are summarized as follows:

			Change between
	Three Month	Three Month	period ended April
	Period Ended	Period Ended	30, 2008 and April
	April 30, 2008	April 30, 2007	30, 2007
Mineral exploration	$2,488,468	$125,006	$(2,363,462)
activities
Stock-based	$54,154	$712,000	$657,846
compensation
Other general &	$332,607	$175,062	$(157,575)
administrative

Liquidity and Financial Condition

Working Capital

			Change between period
	Three Month Period		ended April 30, 2008 and
	Ended April 30, 2008	January 31, 2008	January 31, 2008
Current Assets	$2,719,127	$875,795	$1,843,332
Current Liabilities	$1,545,193	$496,487	$(1,048,706)
Working Capital (deficit)	$1,173,934	$397,308	$794,626

Cash Flows

			Change between
	Three Month	Three Month	period ended April
	Period Ended April	Period Ended April	30, 2008 and April
	30, 2008	30, 2007	30, 2007
Cash Flows used in Operating Activities	$(1,756,639)	$(524,005)	$(1,232,634)
Cash Flows used in Investing Activities	$(12,727)	$ -	$(12,727)
Cash Flows provided by Financing	$3,626,528	$268,593	$3,357,935
Activities

Net Increase (Decrease) in Cash During	$1,857,162	$(255,412)	$2,112,574
Period

At April 30, 2008, our total assets were $2,756,017, which consisted primarily of cash and cash equivalents of $2,702,381, prepaid expenses of $16,746 and equipment of $36,890.

Current liabilities for the three month period ended April 30, 2008 increased by 211% as compared to the balance as at January 31, 208, primarily as a result of accrued and unpaid drilling expenditures.

The principal components of the loss for the three month period ended April 30, 2008 were mineral property interests, stock-based compensation, professional fees and consulting fees.

Operating expenses for the three month period ended April 30, 2008 increased by 191% as compared to the comparative period in 2007 primarily as a result of increased mineral property expenditures.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending May 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending May 31, 2009.

Employees

As of May 31, 2008, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs.

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

Going Concern

We have historically incurred losses since inception. From inception through April 30, 2008, we incurred losses of $12,768,028. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended January 31, 2008 were prepared assuming that we will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. In the notes to our financial statements for the year ended January 31, 2008, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Form 10-Q in evaluating our company and our business before making any investment decision about our company. Our business, operating results and financial condition could be seriously harmed due to any of the following risks.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending May 31, 2009, we expect to spend approximately $4,117,000 on the maintenance and exploration of our mineral properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the three month period ended April 30, 2008, we incurred a net loss of $2,875,229. From inception through April 30, 2008, we have incurred an aggregate loss of $12,768,028. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On April 30, 2008, we had cash in the amount of approximately $2,717,000. We estimate our average monthly operating expenses to be approximately $39,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending May 31,

2009. Furthermore, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise additional funds in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

As of April 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Form 10-KSB for the fiscal year ending January 31, 2008. We plan to implement changes in internal control over financial reporting during our fiscal year ending January 31, 2009 in order to mitigate existing weaknesses.

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

On June 5, 2008, we paid to Christopher Dyakowski the last of the five installment payments required under our mineral property option agreement with him dated February 24, 2004, with respect to our Pinguino property. As a result, our option to purchase the Pinguino property was deemed exercised and we now own the property subject to a 2% net smelter return in favour of Mr. Dyakowski. We have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of CAD$1,000,000 and all of it for the sum of CAD$2,000,000.

Item 6. Exhibits.

The following Exhibits are filed with this quarterly report:

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
Date: June 16, 2008

By:    /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: June 16, 2008