Form 10-Q
period 2008-07-31
ARGENTEX MINING CORP
filed 2008-09-15
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

604.568 -2496
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

Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]     No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

<>31,465,553 common shares issued and outstanding as at September 11, 2008.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2008, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	JULY 31, 2008

Item 3.

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

Item 4. CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	July 31,	January 31,
	2008	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$372,807	$845,219
Prepaid expenses	35,797	30,576

Total current assets	408,604	875,795

Equipment (Note 4)	44,088	26,063

	$452,692	$901,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilites
Accounts payable and accrued liabilities	$120,183	$496,487

Stockholders' equity

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: July 31, 2008 - Nil: January 31, 2008 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: July 31, 2008 - Nil: January 31,2008 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value	31,465	28,311
of $0.001 (issued: July 31, 2008 - 31,465,553;
January 31, 2008 - 28,311,552)
Additional paid-in capital	14,006,076	10,269,859
Deficit accumulated during exploration stage	(13,705,032)	(9,892,799)

Total stockholders' equity	332,509	405,371

Total liabilities and stockholders' equity	$452,692	$901,858

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

Item 5. CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (Stated in U.S. Dollars)

	Three	Three
	Months	Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(December
	July 31,	July 31,	July 31,	July 31,	21, 2001) to
	2008	2007	2008	2007	July 31, 2008

Expenses
Consulting fees	$71,991	$76,121	$144,868	$122,070	$951,194
Depreciation	2,306	335	4,206	528	7,263
Investor relations and communication	54,579	47,748	76,864	96,256	1,586,056
Mineral property interests (Note 5)	558,177	395,772	3,046,645	520,778	6,917,126
Office and sundry	66,179	21,370	89,582	25,699	433,236
Rent	7,408	4,101	16,137	8,276	73,484
Professional fees	99,988	66,775	269,398	110,315	923,342
Stock-based compensation	58,689	275,998	112,843	987,998	1,935,132
Transfer agent fees	3,038	4,611	24,625	8,213	108,150
Travel	16,713	4,653	35,363	6,696	252,458

	(939,068)	(897,484)	(3,820,531)	(1,886,829)	(13,187,441)
Interest income (expense)	2,064	(7,327)	8,298	(30,050)	(517,591)

Net Loss	$(937,004)	$(904,811)	$(3,812,233)	$(1,916,879)	$(13,705,032)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.12)	$(0.08)

Weighted average number
of shares outstanding	31,465,553	25,347,196	30,609,443	23,414,470

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

Item 6. CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (Stated in U.S. Dollars)

	Three	Three			Inception
	Months	Months	Six Months	Six Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(937,004)	$(904,811)	$(3,812,233)	$(1,916,879)	$(13,705,032)
Items not affecting cash:
Depreciation	2,306	335	4,206	528	7,263
Stock-based compensation	58,689	275,998	112,843	987,998	1,885,632
Shares issued to acquire mineral properties	-	-	-	0	3,500
Shares issued in payment of bonus	-	-	-	0	52,160
Non-cash interest	-	-	-	0	333,333
Changes in assets and liabilities:
Prepaid expenses	(19,051)	-	(5,221)	0	(35,797)
Accounts payable and accrued liabilities	(1,425,010)	(72,737)	(376,304)	(296,867)	260,071
Net cash used in operating activities	(2,320,070)	(701,215)	(4,076,709)	(1,225,220)	(11,198,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	-	-	1,500,000
Issuance of promissory notes	-	-	-	-	640,410
Repayment of promissory notes	-	(100,000)	-	(190,410)	(640,410)
Proceeds from issuance of capital stock	-	2,336,667	3,626,528	2,695,670	10,123,028
Net cash provided by financing activities	-	2,236,667	3,626,528	2,505,260	11,623,028

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(9,504)	-	(22,231)	-	(51,351)
Net cash used in investing activities	(9,504)	-	(22,231)	-	(51,351)

Change in cash and cash equivalents
during the period	(2,329,574)	1,535,452	(472,412)	1,280,040	372,807

Cash and cash equivalents, beginning
of period	2,702,381	646,137	845,219	901,549	-

Cash and cash equivalents, end of period	$372,807	$2,181,589	$372,807	$2,181,589	$372,807

Cash paid for interest during the period	$-	$-	$-	$-	$75,677

Cash paid for income taxes during
the period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

A. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Item 7. PERIOD FROM INCEPTION, DECEMBER 21, 2001, TO APRIL 30, 2008

(Unaudited)
(Stated in U.S. Dollars)

					Deficit
					accumulated	Total
	Number of				During the	Stockholders'
	common		Additional		Exploration	Equity
	shares	Par Value	Paid-in Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2007	20,996,723	$20,997	$4,978,759	$82,000	$(6,204,485)	$(1,122,729)
Conversion of promissory notes	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	1,930,720	1,931	2,224,933	-	-	2,226,864
Shares issued for finders fee	180,000	180	-	-	-	180
Cost of issuing shares	-	-	(12,708)	-	-	(12,708)
Shares issued for services	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	666,667	667	266,000	-	-	266,667
Exercise of stock options	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	928,176	-	-	928,176
Net loss	-	-	-	-	(3,688,314)	(3,688,314)

Balance, January 31, 2008	28,311,553	28,311	10,269,859	-	(9,892,799)	405,371
Shares issued for cash	3,154,000	3,154	3,939,346	-	-	3,942,500
Cost of issuing shares	-	-	(315,972)	-	-	(315,972)
Stock-based compensation	-	-	54,154	-	-	54,154
Net loss	-	-	-	-	(2,875,229)	(2,875,229)

Balance, April 30, 2008	31,465,553	31,465	13,947,387	-	(12,768,028)	1,210,824
Stock-based compensation	-	-	58,689	-	-	58,689
Net loss	-	-	-	-	(937,004)	(937,004)
Balance, July 31, 2008	31,465,553	$31,465	$14,006,076	$-	$(13,705,032)	$332,509

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2008. The results of operations for the six month period ended July 31, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $13,705,032 for the cumulative period from December 21, 2001 (inception) to July 31, 2008, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

4.	PROPERTY AND EQUIPMENT

		July 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$27,015	$2,267	$24,748
Furniture and fixtures	8,975	928	8,047
Computer equipment	15,361	4,068	11,293
	$51,351	$7,263	$44,088

	January 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$12,863	$322	$12,541
Furniture and fixtures	5,741	144	5,597
Computer equipment	10,516	2,591	7,925
	$29,120	$3,057	$26,063

5.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

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
JULY 31, 2008
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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Mineral property interest expense reflected in the accompanying consolidated statement of operations relate to the following projects:

	Three	Three			Inception
	Months	Months	Six Months	Six Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

Pinguino Project:
Acquisition	$116,556	$93,700	$128,266	$93,700	$417,981
Assaying, testing and analysis	50,007	6,185	91,288	32,329	303,538
Camp and field supplies	204,468	106,216	377,684	166,341	1,223,983
Drilling	156,518	142,704	2,235,441	154,739	4,039,244
Geological and geophysical	29,995	29,500	193,953	52,556	683,047
Travel and accommodation	129	9,556	19,089	12,198	89,853
	557,673	387,861	3,045,721	511,863	6,757,646

Condor Project:
Acquisition	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Acquisition	504	4,141	924	5,145	18,055
	504	4,141	924	5,145	18,055

Rio Negro Properties:
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	-	3,770	-	3,770	36,659
Travel and accommodation	-	-	-	-	9,614
	-	3,770	-	3,770	98,109

Other:	-	-	-	-	31,405

	$558,177	$395,772	$3,046,645	$520,778	$6,917,126

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL

Stock Transactions

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2008	2,730,887	1.50
Issued	2,241,250	1.56
Balance at July 31, 2008	4,972,137	$1.53

At July 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

52,500	$ 1.75	October 2, 2008
72,500	$ 1.75	October 10, 2008
174,200	$ 1.75	November 20, 2008
250,000	$ 1.75	November 28, 2008
14,000	$ 1.75	December 13, 2008
204,050	$ 1.75	January 18, 2009
73,637	$ 1.85	February 28, 2009
900,000	$ 1.25	April 13, 2009
900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
1,418,750	$ 1.60	October 19, 2009
190,440	$ 1.30	October 19, 2009
552,500	$ 1.60	October 24, 2009
79,560	$ 1.30	October 24, 2009

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
JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (continued)

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

During the six months ended July 31, 2008, no stock option were granted, exercised or cancelled.

At July 31, 2008, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
120,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
100,000	$ 1.13	November 13, 2012
1,723,334

Stock-based compensation

Total stock-based compensation recognized during the six months ended July 31, 2008 was $112,843 (2007 -$987,998). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation.

Stock-based compensation expensed for the period ended July 31, 2008 relates to options granted in the previous fiscal year but not vested before January 31, 2008. The expense related to those options, valued at $216,165, is being recognized over the vesting period. The following assumptions were used for the Black-Scholes Options Pricing Model:

	Six Months	Six Months
	Ended July	Ended July
	31, 2008	31, 2007

Risk-free intereste rate	-	4.23%
Expected life of options	-	4.0 years
Annualized volatility	-	93%
Dividend rate	-	0%

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at CAD$2,500 per month. During the six months ended July 31, 2008, the Company paid consulting fees of $15,106 (2007 - $16,129) relating to this management agreement.

b)

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

During the six months ended July 31, 2008 the Company paid consulting fees of $54,381 (2007 - $50,771) and recorded stock based compensation of $Nil (2007 - $712,000) relating to this consulting agreement and a predecessor agreement.

8.	SEGMENTED INFORMATION

At July 31, 2008, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

		January 31,
	July 31, 2008	2008

Identifiable assets
Canada	$213,565	$839,400
Argentina	239,127	62,458
	$452,692	$901,858

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2008	2007

Loss for the period
Canada	$754,965	$1,320,901
Argentina	3,057,268	595,978
	$3,812,233	$1,916,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

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

  Risks associated with mineral resource exploration and development activities,

  Competition for resource properties and infrastructure in the mineral exploration industry,

  Technological changes and developments in the mineral exploration and mining industry,

  Regulatory uncertainties and potential environmental liabilities, and

  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the province of British Columbia, Canada. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property. We have concentrated our recent exploration efforts on the Pinguino property and we intend to continue to focus primarily on this property over the 12 month period ending August 31, 2009, though we do plan to conduct some exploration on the balance of our properties in Argentina. Over the next 12 months we intend to continue our exploration of the property through a combination of geophysics, soil geochemistry, trenching and drilling, testing the limits of known mineralization as well as new target testing. We have targeted the Marta Centro and Marta Este zones of our Pinguino property as our primary drilling focus over this period.

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$1,411,000
General and administrative expenses	$410,000
Investor relations	$53,000
Total	$1,874,000
Cash on hand, August 31, 2008, estimated	$338,000
Estimated excess of cash requirements over cash resources	$1,536,000

During the 12 months ending August 31, 2009, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $1,874,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs. We recorded a net loss of $937,004 for the three month period ended July 31, 2008 and have an accumulated deficit of $13,705,032 since inception. During the month of March, 2008, we raised gross proceeds of $3,850,000 in a series of private placements. We had cash in the amount of $372,807 and working capital in the amount of $288,421 as of July 31, 2008. We believe that our cash on hand is not sufficient to fund our currently budgeted operating requirements for the next 12 months, and our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Unless we curtail the scope of our currently proposed exploration program we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

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

Expenses

Our operating results for the three and six month periods ended July 31, 2008 and July 31, 2007 and the changes between those periods for the respective items are summarized as follows:

					Change
					between
					period
					ended July
	Three Month	Three Month	Six Month	Six Month	31, 2008 and
	Period Ended	Period Ended	Period Ended	Period Ended	July 31,
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	2007
Mineral exploration	$558,177	$395,772	$3,046,645	$520,778	$(2,525,867)
activities
Stock-based	$58,689	$275,998	$112,843	$987,998	$875,155
compensation
Other general &	$320,138	$233,041	$652,745	$408,103	$(244,642)
administrative

Liquidity and Financial Condition

Working Capital

			Change between period
	Six Month Period Ended		ended July 31, 2008 and
	July 31, 2008	January 31, 2008	January 31, 2008
Current Assets	$408,604	$875,795	$(467,161)
Current Liabilities	$120,183	$496,487	$376,304
Working Capital (deficit)	$288,421	$397,308	$(90,887)

Cash Flows
					Change
					between
		Three			period
		Month			ended July
	Three Month	Period	Six Month	Six Month	31, 2008
	Period Ended	Ended July	Period Ended	Period Ended	and July
	July 31, 2008	31, 2007	July 31, 2008	July 31, 2007	31, 2007
Cash Flows used in Operating Activities	$(2,320,070)	$(701,215)	$(4,076,709)	$(1,225,220)	$2,851,489
Cash Flows used in Investing Activities	$(9,504)	$-	$(22,231)	$-	$22,231
Cash Flows provided by Financing Activities	$-	$2,236,687	$372,807	$2,181,589	$1,808,782

Net Increase (Decrease) in Cash During Period	$(2,329,574)	$1,535,472	$(3,726,133)	$956,369	$4,682,502

At July 31, 2008, our total assets were $452,692, which consisted primarily of cash and cash equivalents of $372,807, prepaid expenses of $35,797 and equipment of $44,088.

Current liabilities for the six month period ended July 31, 2008 decreased by 81% as compared to the balance as at January 31, 2008, primarily as a result of paying previously accrued and unpaid drilling expenditures.

The principal components of the loss for the six month period ended July 31, 2008 were mineral property interests, stock-based compensation, professional fees and consulting fees.

Operating expenses for the three month period ended July 31, 2008 increased by 4% as compared to the comparative period in 2007 primarily as a result of increased mineral property expenditures offset by reduced stock-based compensation.

Operating expenses for the six month period ended July 31, 2008 increased by 99% as compared to the comparative period in 2007 primarily as a result of increased mineral property expenditures offset by reduced stock-based compensation.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending August 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2009.

Employees

As of August 31, 2008, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs.

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

Going Concern

We have historically incurred losses since inception. From inception through July 31, 2008, we incurred losses of $13,705,032. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

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

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Our company is currently evaluating the future impacts and disclosure of this standard.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability none of our mineral resource properties contains any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver, copper, zinc and indium. The price of those commodities has fluctuated widely in recent years and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors are based on the price of precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending September 30, 2009, we expect to spend approximately $1,411,000 on the maintenance and exploration of our mineral properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the six month period ended July 31, 2008, we incurred a net loss of $3,812,2336. From inception through July 31, 2008, we have incurred an aggregate loss of $13,705,032. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On July 31, 2008, we had cash and cash equivalents in the amount of approximately $372,807. We estimate our average monthly operating expenses to be approximately $39,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending August 31, 2009. Furthermore, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise additional funds in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ‘ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 10, 2008, we held our annual meeting of stockholders.

At the annual meeting, our stockholders elected Kenneth Hicks, Colin Godwin, Jenna Hardy, Rich Thibault and Patrick Downey to serve as directors of our company with the following votes:

	For	Withheld
Kenneth Hicks	13,121,152	200,087
Colin Godwin	13,122,152	199,087
Jenna Hardy	13,112,152	209,087
Rich Thibault	13,111,752	209,487
Patrick Downey	13,111,752	209,487

At the annual meeting, our stockholders ratified the appointment of Morgan & Company as our independent auditors for the fiscal year ending January 31, 2009 with the following votes:

For	Against	Abstain	Broker Non-Votes
13,138,541	27,263	155,435	0

At the annual meeting, our stockholders approved our 2007 stock option plan with the following votes:

For	Against	Abstain	Broker Non-Votes
7,377,545	239,183	49,979	5,654,532

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
Date: September 12, 2008

By: /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: September 12, 2008