Form 10-Q
period 2008-10-31
ARGENTEX MINING CORP
filed 2008-12-15
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

604.568.2496
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

31,465,553 common shares issued and outstanding as at December 10, 2008.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2008, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	January 31,
	2008	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$72,984	$845,219
Prepaid expenses	30,464	30,576

Total current assets	103,448	875,795

Equipment (Note 4)	39,556	26,063

	$143,004	$901,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilites
Accounts payable and accrued liabilities	$23,471	$496,487
Promissory note (Note 6)	150,000	-
	173,471	496,487

Stockholders' equity

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: July 31, 2008 - Nil: January 31, 2008 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: July 31, 2008 - Nil: January 31,2008 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value	31,465	28,311
of $0.001 (issued: July 31, 2008 - 31,465,553;
January 31, 2008 - 28,311,552)
Additional paid-in capital	14,033,057	10,269,859
Deficit accumulated during exploration stage	(14,094,989)	(9,892,799)

Total stockholders' equity	(30,467)	405,371

Total liabilities and stockholders' equity	$143,004	$901,858

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

Expenses
Consulting fees	$60,063	$45,174	$204,931	$167,244	$1,011,257
Depreciation	2,418	201	6,624	729	9,681
Investor relations and communication	17,084	19,669	93,948	115,925	1,603,140
Mineral property interests (Note 5)	271,973	149,577	3,318,618	670,355	7,189,099
Office and sundry	(13,330)	23,230	76,252	48,929	419,906
Rent	6,174	4,334	22,311	12,610	79,658
Professional fees	193	47,295	269,591	157,610	923,535
Stock-based compensation	26,981	34,481	139,824	1,022,479	1,962,113
Transfer agent fees	15,686	8,086	40,311	16,299	123,836
Travel	2,715	2,831	38,078	9,527	255,173

	(389,957)	(334,878)	(4,210,488)	(2,221,707)	(13,577,398)
Interest income (expense)	-	21,411	8,298	(8,639)	(517,591)

Net Loss	$(389,957)	$(313,467)	$(4,202,190)	$(2,230,346)	$(14,094,989)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.14)	$(0.09)

Weighted average number
of shares outstanding	31,465,553	28,131,552	30,896,896	25,004,109

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(389,957)	$(313,467)	$(4,202,190)	$(2,230,346)	$(14,094,989)
Items not affecting cash:
Depreciation	2,418	201	6,624	729	9,681
Stock-based compensation	26,981	34,481	139,824	1,022,479	1,912,613
Shares issued to acquire mineral properties	-	-	-	-	3,500
Shares issued in payment of bonus	-	-	-	-	52,160
Non-cash interest	-	-	-	-	333,333
Changes in assets and liabilities:		-
Prepaid expenses	5,333	(2,443)	112	(2,443)	(30,464)
Accounts payable and accrued liabilities	(96,712)	(53,268)	(473,016)	(350,135)	163,359
Net cash used in operating activities	(451,937)	(334,496)	(4,528,646)	(1,559,716)	(11,650,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	-	-	-	-	1,500,000
Issuance of promissory notes	150,000	-	150,000	-	790,410
Repayment of promissory notes	-	-	-	(190,410)	(640,410)
Proceeds from issuance of capital stock	-	180	3,626,528	2,695,850	10,123,028
Net cash provided by financing activities	150,000.00	180	3,776,528	2,505,440	11,773,028

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	2,114	(1,680)	(20,117)	(1,680)	(49,237)
Net cash used in investing activities	2,114	(1,680)	(20,117)	- 1,680.00	(49,237)

Change in cash and cash equivalents
during the period	(299,823)	(335,996)	(772,235)	944,044	72,984

Cash and cash equivalents, beginning
of period	372,807	2,181,589	845,219	901,549	-

Cash and cash equivalents, end of period	$72,984	$1,845,593	$72,984	$1,845,593	$72,984

Cash paid for interest during the period	$-	$-	$-	$-	$75,677

Cash paid for income taxes during
the period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, DECEMBER 21, 2001, TO OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

					Deficit
					accumulated	Total
	Number of		Additional		During the	Stockholders'
	common		Paid-in		Exploration	Equity
	shares	Par Value	Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2007	20,996,723	$20,997	$4,978,759	$82,000	$(6,204,485)	$(1,122,729)
Conversion of promissory notes	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	1,930,720	1,931	2,224,933	-	-	2,226,864
Shares issued for finders fee	180,000	180	-	-	-	180
Cost of issuing shares	-	-	(12,708)	-	-	(12,708)
Shares issued for services	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	666,667	667	266,000	-	-	266,667
Exercise of stock options	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	928,176	-	-	928,176
Net loss	-	-	-	-	(3,688,314)	(3,688,314)

Balance, January 31, 2008	28,311,553	28,311	10,269,859	-	(9,892,799)	405,371
Shares issued for cash	3,154,000	3,154	3,939,346	-	-	3,942,500
Cost of issuing shares	-	-	(315,972)	-	-	(315,972)
Stock-based compensation	-	-	54,154	-	-	54,154
Net loss	-	-	-	-	(2,875,229)	(2,875,229)

Balance, April 30, 2008	31,465,553	31,465	13,947,387	-	(12,768,028)	1,210,824
Stock-based compensation	-	-	58,689	-	-	58,689
Net loss	-	-	-	-	(937,004)	(937,004)
Balance, July 31, 2008	31,465,553	$31,465	$14,006,076	$-	$(13,705,032)	$332,509
Stock-based compensation	-	-	26,981	-	-	26,981
Net loss	-	-	-	-	(389,957)	(389,957)
Balance, October 31, 2008	31,465,553	31,465	14,033,057	-	(14,094,989)	(30,467)

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended January 31, 2008. The results of operations for the nine month period ended October 31, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $14,094,989 for the cumulative period from December 21, 2001 (inception) to October 31, 2008, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

4.	PROPERTY AND EQUIPMENT

		October 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$24,918	$3,112	$21,806
Furniture and fixtures	8,859	1,316	7,543
Computer equipment	15,460	5,253	10,207
	$49,237	$9,681	$39,556

		January 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$12,863	$322	$12,541
Furniture and fixtures	5,741	144	5,597
Computer equipment	10,516	2,591	7,925
	$29,120	$3,057	$26,063

5.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

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
OCTOBER 31, 2008
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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Mineral property interest expense reflected in the accompanying consolidated statement of operations relate to the following projects:

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(December
	Ended	Ended	Ended	Ended	21, 2001) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

Pinguino Project:
Acquisition	$-	$-	$128,266	$93,700	$417,981
Assaying, testing and analysis	163,965	11,858	255,253	44,187	467,503
Camp and field supplies	63,403	36,474	441,087	202,815	1,287,386
Drilling	3,070	81,038	2,238,511	235,777	4,042,314
Geological and geophysical	29,370	16,667	223,323	69,223	712,417
Travel and accommodation	9,127	2,780	28,216	14,978	98,980
	268,935	148,817	3,314,656	660,680	7,026,581

Condor Project:
Acquisition	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Acquisition	-	792	924	5,937	18,055
	-	792	924	5,937	18,055

Rio Negro Properties:
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	3,038	32	3,038	3,738	39,697
Travel and accommodation	-	-	-	-	9,614
	3,038	32	3,038.00	3,738	101,147

Other:	-	-	-	-	31,405

	$271,973	$149,577	$3,318,618	$670,355	$7,189,099

6.	PROMISSORY NOTE

The promissory note is unsecured and is comprised of the following:

			October 31,	January 31,
Date Issued	Maturity	Interest Rate	2008	2008

October 15, 2008	October 15, 2009	8%	$150,000	$-

			$150,000	$-

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2008	2,730,887	1.50
Issued	1,872,000	1.56
Expired	(125,000)	1.75
Balance at October 31, 2008	4,477,887	$1.51

At October 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

174,200	$ 1.75	November 20, 2008
250,000	$ 1.75	November 28, 2008
14,000	$ 1.75	December 13, 2008
204,050	$ 1.75	January 18, 2009
65,360	$ 1.85	February 28, 2009
8,277	$ 1.35	February 28, 2009
900,000	$ 1.25	April 13, 2009
900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
1,135,000	$ 1.60	September 20, 2009
190,440	$ 1.30	September 20, 2009
467,000	$ 1.60	September 25, 2009
79,560	$ 1.30	September 25, 2009

4,477,887

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
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 31, 2007	2,140,000	$0.37
Granted	250,000	1.26
Expired	0	-
Exercised	(666,666)	0.32
Balance at January 31, 2008	1,723,334	0.52
Granted	150,000	0.35
Balance at October 31, 2008	1,873,334	$0.50

At October 31, 2008, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
120,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
100,000	$ 1.13	November 13, 2012
150,000	$ 1.35	October 28, 2013
1,873,334

Stock-based compensation

Total stock-based compensation recognized during the nine months ended October 31, 2008 was $139,824 (2007 - $1,022,429). Stock-based compensation has been recorded in the consolidated statements of operations as stock-based compensation.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

Stock-based compensation expensed for the period ended October 31, 2008 relates to options granted up to October 31, 2008 but not vested before January 31, 2008. The expense related to those options, valued at $169,750, is being recognized over the vesting period. The following assumptions were used for the Black- Scholes Options Pricing Model:

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Risk-free interest rate	2%	4.23%
Expected life of options	5.0 years	4.0 years
Annualized volatility	86%	93%
Dividend rate	0%	0%

8.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer for a period of 14 months at CAD$2,500 per month. During the nine months ended October 31, 2008, the Company paid consulting fees of $23,167 (2007 - $24,219) relating to this management agreement.

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

During the nine months ended October 31, 2008 the Company paid consulting fees of $83,400 (2007 - $87,189) and recorded stock based compensation of $Nil (2007 - $712,000) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

9.	SEGMENTED INFORMATION

At July 31, 2008, the Company and its subsidiary operate in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	October 31,	January 31,
	2008	2008

Identifiable assets
Canada	$118,734	$839,400
Argentina	24,270	62,458
	$143,004	$901,858

	Nine	Nine
	Months	Months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Loss for the period
Canada	$1,021,718	$1,455,998
Argentina	3,180,472	774,348
	$4,202,190	$2,230,346

9.	SUBSEQUENT EVENT

Subsequent to October 31, 2008, 438,200 warrants with a weighted average exercise price of $1.75 expired unexercised.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the province of British Columbia, Canada. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property and we have concentrated almost all of our recent exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property but, given the current state of the economy and its effect on the securities markets in general and our share price in particular, we believe that we will find it difficult to raise money to fund exploration until the markets recover. Because we have traditionally funded our exploration programs through the sale of our equity securities, we believe that, even if we could secure financing through the sale of equity in the current economic climate, the resulting dilution to our existing shareholders would be extreme. Therefore, we have decided to temporarily suspend our exploration expenditures on all of our properties, including the Pinguino property, and base our plan of operations for the next 12 months on the assumption that during this period we will budget only for the maintenance of our mineral properties and other essential expenses. When further exploration is economically feasible, we intend to continue the exploration of our Pinguino property using a combination of geophysics, soil geochemistry, trenching and drilling, testing the limits of known mineralization as well as new target testing.

We anticipate that we will incur the following expenses during the 12 month period ending December 31, 2009:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$50,000
General and administrative expenses	$310,000
Investor relations	$50,000
Total	$572,000
Cash on hand, November 30, 2008, estimated	$45,000
Estimated excess of cash requirements over cash resources	$527,000

During the 12 months ending December 31, 2009, we anticipate that we will require approximately $572,000 in order to fund the plan of operations outlined above. On October 31, 2008, we had cash in the amount of $72,984 and a working capital deficit of $70,023. On October 14, 2008, we borrowed $150,000 from one investor in an unsecured loan transaction evidenced by a simple promissory note pursuant to which we are required to repay the principal amount, together with simple interest at a rate of 8%, on demand, provided that the investor has agreed that he will not demand repayment until on or after October 15, 2009. Our cash on hand as at the date of this quarterly report on Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that are not aware of at the date of this quarterly report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

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

Expenses

Our operating results for the three and six month periods ended October 31, 2008 and October 31, 2007 and the changes between those periods for the respective items are summarized as follows:

					Change
					between
					period
					ended
	Three Month	Three Month	Nine Month	Nine Month	October 31,
	Period Ended	Period Ended	Period Ended	Period Ended	2008 and
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2007
Mineral exploration	$271,973	$149,577	$3,318,618	$670,355	$(2,648,263)
activities
Stock-based	$26,981	$34,481	$139,824	$1,022,479	$882,655
compensation
Other general &	$91,003	$129,409	$743,748	$537,512	$(206,236)
administrative

Liquidity and Financial Condition

Working Capital

			Change between period
	Nine Month Period Ended		ended October 31, 2008
	October 31, 2008	January 31, 2008	and January 31, 2008
Current Assets	$103,448	$875,795	$(772,347)
Current Liabilities	$173,471	$496,487	$323,016
Working Capital (deficit)	$(70,023)	$379,308	$(449,331)

Cash Flows
					Change
					between
		Three			period
		Month			ended
	Three Month	Period	Nine Month	Nine Month	October 31,
	Period Ended	Ended	Period Ended	Period Ended	2008 and
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2007
Cash Flows used in Operating Activities	$(451,937)	$(334,496)	$(4,528,646)	$(1,559,716)	$(2,968,930)
Cash Flows used in Investing Activities	$2,114	$(1,680)	$(20,117)	$(1,680)	$(18,437)
Cash Flows provided by Financing Activities	$150,000	$180	$3,776,528	$2,505,440	$1,271,088

Net Increase (Decrease) in Cash During Period	$(299,823)	$335,996	$(772,235)	$944,044	$(1,716,279)

At October 31, 2008, our total assets were $143,004, which consisted primarily of cash and cash equivalents of $72,984, prepaid expenses of $30,464 and equipment of $39,556.

Current liabilities for the nine month period ended October 31, 2008 were $173,471 and decreased by 65% as compared to the balance as at January 31, 2008, primarily as a result of paying previously accrued and unpaid drilling expenditures offset by new borrowing of $150,000.

The principal components of the loss for the nine month period ended October 31, 2008 were mineral property interests, stock-based compensation, professional fees and consulting fees.

Operating expenses for the three month period ended October 31, 2008 increased by 24% as compared to the comparative period in 2007 primarily as a result of increased mineral property expenditures offset by reduced stock-based compensation.

Operating expenses for the nine month period ended October 31, 2008 increased by 88% as compared to the comparative period in 2007 primarily as a result of increased mineral property expenditures offset by reduced stock-based compensation.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending December 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending January 31, 2010.

Employees

As of October 31, 2008, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs.

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

Going Concern

We have historically incurred losses since inception. From inception through October 31, 2008, we incurred losses of $14,094,989. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

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

RECENTLY ENACTED ACCOUNTING STANDARDS

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (FAS 157). In February of 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all non-financial assets and liabilities except for those recognized or disclosed at least annually. Therefore, we have adopted the provision of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.

Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Effective January 1, 2008, we adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect to adopt the fair value option under this Statement.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending December 31, 2009, we expect to spend approximately $50,000 on the maintenance of our mineral properties and our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the nine month period ended October 31, 2008, we incurred a net loss of $4,202,190. From inception through October 31, 2008, we have incurred an aggregate loss of $14,094,989. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On October 31, 2008, we had cash and cash equivalents in the amount of approximately $72,984. We estimate our average monthly operating expenses to be approximately $44,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending December 31, 2009. Furthermore, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise additional funds in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 28, 2008, we granted stock options to one of our consultants to purchase 150,000 shares of our common stock. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of $0.35 per share and a term of five (5) years. We issued these securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 14, 2008, we borrowed $150,000 from one investor in an unsecured loan transaction evidenced by a simple promissory note pursuant to which we are required to repay the principal amount, together with simple interest at a rate of 8%, on demand. The investor has agreed that he will not demand repayment until on or after October 15, 2009.

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

10.12

Private Placement Subscription Agreement dated October 14, 2008 with Georgia Georgopoulous filed as an exhibit to our current report on Form 8-K, filed with the Commission on October 21, 2008 and incorporated herein by reference.

10.13

Promissory Note dated October 15, 2008 in the amount of $150,000 filed as an exhibit to our current report on Form 8-K, filed with the Commission on October 21, 2008 and incorporated herein by reference.

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
Date: December 15, 2008

By: /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: December 15, 2008