Form 10-K/A
period 2008-01-31
ARGENTEX MINING CORP
filed 2009-04-29
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

This Amendment No. 2 to the annual report on Form 10-KSB for the year ended January 31, 2009, of Argentex Mining Corporation, amends Item 2, Description of Property, with respect to the Rio Negro properties and Item 8A, Disclosure Controls and Procedures and Management’s Report on Internal Control Over Financial Reporting, of the Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2008 in order to correct certain deficiencies in the original filing.  Except for the correction of these deficiencies, this Amendment No. 2 to our Form 10-KSB does not update any disclosure from, or reflect any event occurring subsequent to, April 30, 2008, which is the filing date of the original Form 10-KSB.

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

Our Work on the Rio Negro Properties to Date

During regional prospecting of our SCRN property, we discovered two new epithermal style veins located on the claim described as Pilquin 9, with each vein being over 1,640 feet (500 meters) in length. Broken exposures of quartz vein breccias, crustiform quartz layers and chalcedonic quartz were evident along their estimated strike length. One vein had a strike length of approximately 1500 meters and seven selected samples were taken over that distance to test the vein. The second vein has a strike length of approximately 870 meters with six selected samples collected along that strike length. The analytical results of the 13 rock samples collected are displayed in the following table:

ELEMENT	Mo	Cu	Pb	Zn	As	Sb	Ag	Au
SAMPLES	ppm	ppm	ppm	ppm	ppm	ppm	ppm	ppm
Seven samples on Pilquin 9 vein #1
118918	25.87	4.08	3.82	2.6	1.7	0.33	1.15	0.014
118919	61.07	6.83	5.99	10.4	3.7	0.6	0.70	0.012
118920	11.53	5.42	7.71	7.4	11.6	0.54	0.26	0.009
118921	12	7.95	6.58	3	6.8	0.37	1.14	0.059
118922	56.43	5.01	4.47	3.1	5.7	0.56	0.54	0.005
118923	14.59	5.01	3.93	2.8	3.3	0.32	0.67	0.003
118924	113.28	4.8	3.26	2.2	2.5	0.33	1.40	0.022
Six samples on Pilquin 9 vein #2
118911	4.98	7.42	6.38	11.5	3.6	0.45	0.16	0.022
118912	6.64	20.49	55.98	24.5	9.8	1.07	6.66	0.061
118913	5.76	10.53	12.56	22.8	14.1	0.62	0.58	0.013
118914	15.64	9.76	6.02	8.3	12	0.54	3.92	0.071
118915	16.48	7.1	9.02	7.3	20.4	0.91	0.87	0.035
118916	5.15	7.16	6.41	13.6	4.5	0.52	0.81	0.009

Sample Preparation:  Crush 1 kg to 80% passing 10 mesh, split 250g and pulverize to 85% passing 200 mesh.

Analysis:  Group 1F-MS Ultratrace by ICP Mass Spec.

ICP Mass Spec analysis of a 0.5, 15 or 30g sample after Aqua Regia digestion for low to ultra-low determinations on soils, sediments and lean rocks. Larger splits (15 or 30 g) give a more representative analysis of elements subject to nugget effect (e.g. Au).  Au solubility can be limited in refractory and graphitic samples. Sample minimum 1 g pulp.

Quality assurance and Quality Control

Samples selected for analysis are sent to Acme Analytical Laboratories’ sample preparation lab in Mendoza, Argentina.  From there sample pulps are sent to Santiago, Chile for fire assay gold analysis and to Vancouver, Canada for Group 1DX multi-element MS-ICP analysis.  Samples with over-limit zinc, lead, silver and/or copper are reanalyzed using an ore-grade high detection limit 7AR analysis, also conducted in Vancouver.  Acme Analytical Laboratories is an accredited ISO 9000:2001 full-service commercial laboratory with its head office in Vancouver.  Referee analyses will be carried out by Alex Stewart (assayers) Argentina S.A. in Mendoza, Argentina.  Argentex, Acme and Alex Stewart all maintain comprehensive and independent Quality Control/Quality Assurance programs.  This includes repeat and duplicate analyses on a regular basis as well as insertion of commercial standards by the analytical labs and field blanks by the company into the sample stream.

Reconnaissance rock samples collected for analysis are described as part of the geologist’s field notes, with gauss kruger coordinates recorded to mark the exact location for each sample in the field. The location of these sample locations are typically plotted on reconnaissance level satellite image base maps which become part of the permanent record.  In the field samples are place in 6 mil plastic bags, and carried back to the main field camp.

Drill core is collected directly from the drilling location by the supervising geologists on site. The boxes of HQ core are deposited at the core logging area where RQD and recovery measurements are recorded by technicians. The core is then reviewed by a geologist and marked up for sample intervals. Technicians in camp take each marked up core box and extract marked up core and proceed to diamond saw each marked piece into two halves. One half goes back in the core box to remain part of the permanent record and the other half goes into the appropriate sample bag with a single tag within a continuous series of pre-printed double-tagged analytical receipts. The booklet retains the duplicate tag with the appropriate hole and footage information. This information is also collected into the computerized digital log of the hole.

In camp, approximately 10 -15 plastic rock samples or 30-40 soil bags are placed within a larger white rice sack which is ziplocked shut and the samples series numbers attached. The sample series contained within the entire shipment is printed out onto sheets, placed within a manila envelope and sealed within the leading rice sack of a shipment.

Shipments are trucked out of the main exploration camp by independent contractors who backhaul them when bringing in food and supplies to the camp.  They take the rice sacks to their secure depot in the town of Puerto San Julian. On a weekly basis or as appropriate, a transport truck is loaded with samples and they are transported directly to Acme Analytical Labs in Mendoza City, Mendoza Province, Argentina.  Acme notifies the company by email when sample shipments arrive and the sample numbers received.

Current Exploration Plans for other Santa Cruz Properties and Rio Negro Properties:

The primary focus of our exploration activities in Argentina has been the Pinguino property, which is the only location where we have carried on continuing and intensive exploration activities.

Our other Santa Cruz properties are also located within a physiographic region known as the Deseado Massif, which was the locus of Jurassic extensional tectonic activity. The resulting graben and half graben structures, northwest trending regional structural grain and rhyolitic pyroclastic and flow volcanism produced a favorable environment for brittle vein formation. The Deseado Massif is the host region for the large majority of precious metal vein occurrences, deposits and operating mines in the province of Santa Cruz.

The geology underlying the Santa Cruz properties are prospective for exploration because of the rock type and the structural history of the region.

Within the province of Rio Negro, a similar physiographic region, the Somuncura Massif, is the host for a large number of mineral occurrences but there is only a short history of exploration in this area and there are currently no operating metal mines in the region. Each of the properties are still in the very early stage of exploration with little comprehensive work completed to date.  Therefore, more preliminary assessment (prospecting and geological mapping) is required before more definitive work is conducted.

The geology underlying the Rio Negro properties are prospective for exploration because of the rock type and the structural history of the region.

There are no current plans to conduct further exploration on our early stage Rio Negro or Santa Cruz properties at this time.

Our field exploration personnel in Argentina is headed by Dr Diego Guido, an associate professor at La Plata University in Buenos Aries province. He is a twelve year veteran of exploration activity in the Deseado Massif where he completed his doctoral thesis . He has a considerable consulting history of clients within Patagonia which includes major mining and junior exploration companies.  He is a senior researcher at INREMI, the Argentine geological survey and has a number of published geological papers regarding  economic and academic topics in the Deseado Massif.

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

As of January 31, 2008, the year end period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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
April 29, 2009

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 29, 2009

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 29, 2009

By:      /s/ Jenna Hardy
Jenna Hardy, Director
April 29, 2009

By:      /s/ Colin Godwin
Colin Godwin, Director
April 29, 2009

By:      /s/ Richard Thibault
Richard Thibault, Director
April 29, 2009