Form 10-K
period 2009-01-31
ARGENTEX MINING CORP
filed 2009-05-01
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0867623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 West Pender Street, Suite 602, Vancouver, BC	V6E 2S1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.568.2496

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

ii

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$32,279,254.32 based on a price of $1.015 per share, being the average bid and asked price of such common equity on July 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 34,268,887 shares of common stock as of April 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1980). Not Applicable

-ii-

PART I

Forward Looking Statements.

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

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

  Risks associated with mineral resource exploration and development activities,

  Competition for resource properties and infrastructure in the mineral exploration industry,

  Technological changes and developments in the mineral exploration and mining industry,

  Regulatory uncertainties and potential environmental liabilities, and

  The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report.

In this annual report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Delaware corporation, and our wholly owned subsidiary, SCRN Properties Ltd., a Delaware corporation.

ITEM 1. BUSINESS

Corporate History

We were incorporated in the State of Nevada on December 21, 2001 under the name “Delbrook Corporation” with authorized capital of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001. On March 15, 2004, we changed our name to “Argentex Mining Corporation”. We effected this name change by merging with our wholly owned subsidiary, “Argentex Mining Corporation”, a Nevada corporation that we formed specifically for this purpose. Our company was the surviving company in the merger. On November 5, 2007, we moved our state of domicile from Nevada to Delaware. This re-domicile was effected by merging with our wholly owned subsidiary “Argentex Mining Corporation”, a Delaware corporation that we formed specifically for this purpose. Our subsidiary was the surviving entity upon completion of the merger. Since November 5, 2007, we have been a Delaware corporation.

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

As discussed in more detail below and in the Description of Property section of this annual report beginning at page 7, below, our current mineral properties consist of four groups of mineral exploration claims located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Until recently, we owned a fifth group of mineral exploration claims, known as the Argie claims, located in the Pleasant Valley area of British Columbia, near the town of Merritt, British Columbia. During the year ended January 31 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 16, 2009.

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 3 of this annual report, for additional information about the risks of mineral exploration.

Employees

As of April 29, 2009, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his time working on our affairs.

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

Patents and Trademarks

We do not own any patents or trademarks.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Form 10-K in evaluating our company and our business before making any investment decision about our company. Our business, operating results and financial condition could be seriously harmed due to any of the following risks.

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

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver, copper, zinc and indium. The price of these commodities has fluctuated widely in recent years and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors are based on the price of precious metals and therefore the economic viability of any of our exploration properties and projects cannot accurately be predicted.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending April 30, 2010, we expect to spend approximately $1,196,000 on the maintenance of our mineral properties and our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the year ended January 31, 2009, we incurred a net loss of $4,527,835. From inception through January 31, 2009, we have incurred an aggregate loss of $14,420,634. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On January 31, 2009, we had cash and cash equivalents in the amount of approximately $108,560. We estimate our average monthly operating expenses to be approximately $44,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this annual report on Form 10-K is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending April 30, 2010. Furthermore, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise even more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Other Risks

Because all of our officers and directors are located outside of the United States, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

ITEM 2.           PROPERTIES.

Principal Offices

Our principal offices are located at Suite 602, 1112 West Pender Street, Vancouver, British Columbia, Canada V6E 2S1. Our telephone number at our principal office is (604) 568-2496. Our fax number is (604) 568-1540. We lease approximately 878 square feet of office space for a term expiring October 31, 2010. Until October 31, 2008, our rental rate was $20 per square foot. From November 1, 2008 to October 31, 2010 our rental rate increased to $21 per square foot per month. We believe that our office space and facilities are sufficient to meet our present needs and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd. maintains an office c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Mineral Properties

Our wholly-owned subsidiary company, SCRN Properties Ltd., owns interests in four mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. Until recently, we owned a fifth group of mineral exploration claims, known as the Argie claims, located in the Pleasant Valley area of British Columbia, near the town of Merritt, British Columbia. During the year ended January 31 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 16, 2009. To date, we have concentrated the bulk of our exploration efforts and expenditures on the Pinguino property, which is located in the Santa Cruz province of Argentina. During the next 12 months, we intend to continue to focus our efforts primarily on this property.

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

The following is a brief description of each of our mineral properties:

Pinguino Property

Acquisition

We agreed to purchase an option to purchase the Pinguino property in a mineral property option agreement dated February 24, 2004 between our company and Christopher Dyakowski, who became our President, Secretary, Treasurer and a member of our board of directors immediately after this transaction was completed. The purchase price for the option was approximately $393,500 ($450,000 CAD) and was paid in five installments as follows:

  approximately $43,710 (CAD$50,000), paid on July 1, 2004;
  approximately $65,565 (CAD$75,000), paid September 9, 2005;
  approximately $87,420 (CAD$100,000), paid on July 1, 2006;
  approximately $87,420 (CAD$100,000), paid on June 26, 2007; and
  approximately $109,275 (CAD$125,000) paid on June 5, 2008.

Now that we have finished paying for the option on the Pinguino property, we own it subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski. We have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of approximately $874,200 (CAD$1,000,000) and all of it for the sum of approximately

$1,748,400 (CAD$2,000,000). Title to all of the claims comprising the Pinguino property is registered in the name of our subsidiary, SCRN Properties Ltd.

Location

The Pinguino property is located in southern Argentina in the north-central part of the Province of Santa Cruz, centered at longitude 68o 34’ West and latitude 48o 00’ South. The location is shown on the map below:

Description of Mineral Claims

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

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Tranquilo 1	405.334/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,486
Tranquilo 2	405.335/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,182
Tranquilo 3	405.336/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,827

Cormoran Pinguino	400.722/SCRN/07 414.409/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500
Pertinencias 1 – 30(1)	Described by Gauss Kruger Coordinates	SCRN Properties Ltd.	Pertinencia	180

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

Prior Work

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

Our Work on the Pinguino Property to Date

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

In March 2006, we undertook a second drill program on the Pinguino property. We continued to focus on the Marta vein system, much of which remained untested from the previous drilling. The method of drill target definition in this drilling was different than previous drilling in that geophysical anomalies along the Marta trend were tested. Again, a number of mineralized silver-gold intervals were discovered in the northern part of the Marta vein but, in the southern portion, two drill holes intersected into a substructure of the main Marta vein that revealed high lead, zinc, silver, gold and indium values. Other drill holes in the adjacent Yvonne vein also showed a high sulphide content and anomalous base, precious and indium values over significant widths.

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

During the 2007-2008 exploration program, Argentex completed approximately 20,782.9 meters (68,185 feet) of HQ diamond drilling at Pinguino using two independent drill contractors. A total of 15 base-metal and precious-metal veins were tested in 151 new HQ diamond drill holes. In total, more than 10,000 core samples have been collected and submitted to Acme Analytical Laboratories for analysis

The last hole in the 2007-8 program, hole P269, was located in Marta Centro and was the deepest hole ever drilled at Pinguino. It returned an intersection of 8.85 meters (29 feet) returned 92 g/t silver and 6.55% combined lead-zinc at a depth of approximately 400 meters (1,312 feet) below the top of the mineralized zone. Argentex management believes this may be the deepest and thickest mineralized intercept within the entire Deseado Massif of Santa Cruz province.

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

Geology

The Pinguino project is located in the Deseado Massif, Santa Cruz province, southern Argentinian Patagonia. The Deseado Massif is a geological and metallogenic region characterized by extended middle to late Jurassic bimodal volcanic rocks (Bahía Laura Group and Bajo Pobre Formation) with associated low sulphidation (LS) epithermal mineralization.

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

A total of 14 additional line kilometers (8.7 additional line miles) of veins were discovered in 12 new structures. Mapped veins at the property now covers a combined strike length of 74 kilometers (45 miles). Mineralization has been tested and found at depth by drilling in 15 of 47 zones. Two types of veins can be recognized.

Quartz-rich veins are represented by four NW-striking orientations. There are silver-gold rich hydrothermal breccias, with several silver-rich ore shoots along the structure. The sulphide-rich veins are represented by both northwest and two east-northeast vein orientations. The majority of these veins are located in a 6 square kilometer area that is just above an east-northeast dioritic shallow intrusion. This type of vein has silver, zinc, gold, indium, copper, lead, with minor tin, tungsten and bismuth anomalous contents.

The two systems (quartz-rich and sulphide-rich) are interpreted to be different in time and genesis. The sulphide-rich type is earlier, higher temperature and related to the shallow intrusions. The quartz-rich system is lower temperature and related to the middle to late Jurassic major epithermal activity.

The Pinguino project appears to be the first polymetallic epithermal deposit found in the Deseado Massif.

The following table shows the results for all of the drill holes that we have published to date on the Pinguino property:

Drill Hole	From (m)	To (m)	Length (m)*	Indium (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
AREA: Kae
P117	25.00	43.00	18.00	3	0.02	8.0	0.28	1.02
P117	33.00	43.00	10.00	6	0.02	10.8	0.35	1.47
P117	36.00	42.00	6.00	6	0.02	12.7	0.43	1.81
AREA: Kasia
P110	32.80	34.15	1.35	1	0.08	52.4	2.63	3.17
P110	40.05	63.95	23.90	3	0.04	13.8	0.67	1.39
P110	41.05	44.10	3.05	3	0.06	11.6	0.58	2.40
P110	57.42	60.40	2.98	12	0.11	23.6	1.05	2.40
P111	41.90	64.78	22.88	21	0.10	9.1	0.51	1.72
P111	50.55	62.75	12.20	33	0.16	14.4	0.80	2.65
P111	60.36	62.75	2.39	145	0.66	29.3	0.81	6.25
P112	37.10	38.60	1.50	25	0.01	11.2	0.74	2.06
P112	37.10	47.70	10.60	11	0.02	11.7	0.37	1.25
P112	43.50	46.70	3.20	16	0.03	19.9	0.57	1.77
P242	41.00	45.75	4.75	16	0.02	30.0	0.43	2.31
P243	34.60	54.50	19.90	36	0.03	23.3	0.52	4.19
P244	47.50	57.30	9.80	4	0.85	8.7	0.36	1.55
P244	61.00	65.90	4.90	13	0.06	16.9	0.45	1.84
P245	36.26	48.00	11.74	17	0.08	9.3	0.48	1.39

AREA: Marta Centro
P001	33.80	37.65	3.85	na*	3.92	91.6	na*	na*
P005	11.85	14.50	2.65	na*	1.22	128.0	na*	na*
P006	27.30	28.87	1.57	na*	0.49	208.0	na*	na*
P007	43.65	46.95	3.30	na*	0.53	93.2	na*	na*
P010	26.35	36.00	9.65	na*	0.41	91.5	na*	na*
P011	43.90	52.04	8.14	na*	2.44	158.7	na*	na*
P012	58.27	60.34	2.07	na*	2.84	84.9	na*	na*
P012	72.09	73.50	1.41	na*	0.87	193.0	na*	na*
P013	14.60	17.74	3.14	na*	1.22	126.5	na*	na*
P014	28.09	30.70	2.61	na*	2.50	106.8	na*	na*
P014	35.10	37.80	2.70	na*	4.87	98.8	na*	na*
P015	53.90	56.18	2.28	na*	1.51	67.5	na*	na*
P016	73.19	76.00	2.81	na*	3.83	272.3	na*	na*
P017	16.54	18.60	2.06	na*	0.44	98.2	na*	na*
P021	76.75	77.15	0.40	na*	12.43	24.0	na*	na*
P023	43.78	44.23	0.45	na*	3.89	131.9	na*	na*
P023	51.08	53.15	2.07	na*	0.79	164.9	na*	na*
P024	32.00	33.90	1.90	na*	8.19	916.7	na*	na*
P025	14.00	17.38	3.38	na*	1.14	525.9	na*	na*
P026	23.00	25.40	2.40	na*	2.26	620.3	na*	na*
P026	29.15	32.00	2.85	na*	0.70	201.3	na*	na*
P027	49.20	52.00	2.80	na*	1.09	411.8	na*	na*
P028	14.15	17.00	2.85	na*	0.41	324.8	na*	na*
P029	33.50	35.07	1.57	na*	0.14	393.7	na*	na*
P029	37.14	39.05	1.91	na*	0.36	523.4	na*	na*
P053	45.70	56.50	10.80	177	0.85	138.7	3.02	8.09
P054	56.00	64.00	8.00	70	0.90	50.8	1.06	5.00
P054	56.00	64.00	8.00	70	0.90	50.8	1.06	5.00
P071	21.70	25.50	3.80	7	0.88	157.0	0.70	0.02
P072	13.20	25.90	12.70	2	0.60	18.0	0.54	0.03
P073	34.90	37.50	2.60	27	5.52	704.0	1.28	0.06
P074	44.65	50.50	5.85	207	1.05	201.0	4.34	8.18
P075	46.90	56.14	9.24	59	0.29	45.0	1.83	5.64
P076	48.00	51.30	3.30	158	0.81	113.0	2.52	9.98
P077	33.75	50.25	16.50	30	0.23	29.0	0.39	2.34
P078	29.50	49.00	19.50	30	0.17	25.0	0.48	2.70
P079	57.57	59.66	2.09	14	0.77	239.0	0.78	0.63

P080	64.20	72.80	8.60	64	0.56	53.0	0.81	4.36
P081	55.07	70.00	14.93	105	0.41	78.0	2.03	6.91
P082	59.10	71.40	12.30	188	0.58	101.0	1.95	9.37
P082	99.20	117.92	18.72	15	0.12	29.0	0.98	1.34
P083	60.60	70.80	10.20	91	0.33	78.0	1.70	6.92
P084	84.70	96.00	11.30	33	0.45	38.0	0.54	3.51
P085	76.87	91.10	14.23	45	0.29	52.0	1.41	4.14
P086	82.40	97.10	14.70	117	0.42	73.0	1.72	7.22
P087	68.00	182.80	114.80	9	0.08	18.0	0.45	1.34
P087	86.50	98.00	11.50	54	0.38	130.0	3.08	6.17
P088	53.37	67.15	13.78	26	0.24	36.0	0.52	2.92
P089	74.75	87.67	12.92	17	0.17	24.0	0.48	2.52
P090	62.30	76.70	14.40	25	2.06	32.0	0.36	1.96
P091	52.85	69.46	16.61	10	0.06	5.0	0.09	1.03
P092	44.53	55.03	10.50	2	0.01	3.0	0.11	0.62
P093	53.67	60.80	7.13	9	0.17	43.0	1.10	3.56
P122	63.00	66.20	3.20	15	0.70	91.0	1.90	5.00
P123	60.00	68.50	8.50	12	0.30	61.0	0.70	0.90
P126	61.60	67.90	6.30	3	1.70	38.0	1.00	2.60
P130	103.00	108.80	5.80	69	0.40	45.0	1.00	3.40
P131	94.50	114.80	20.30	23	0.20	31.0	0.70	3.10
P132	95.90	108.90	13.00	52	0.30	33.0	0.80	4.60
P133	100.30	169.70	69.40	30	0.20	22.0	0.50	2.40
P134	96.20	114.00	17.80	36	0.20	58.0	1.60	3.20
P135	97.50	109.40	11.90	4	0.10	18.0	0.40	1.50
P136	125.80	135.70	9.90	97	0.40	22.0	0.40	4.00
P138	106.20	127.10	20.90	32	0.20	34.0	0.90	3.10
P139	124.10	129.00	4.90	74	0.50	103.0	2.40	6.10
P140	116.48	123.00	6.52	44.7	0.41	103.4	3.43	7.07
P141	115.60	124.70	9.10	4	0.20	73.0	0.80	2.00
P163	208.80	222.32	13.52	46	0.35	50.6	1.61	7.91
P164	198.00	210.70	12.70	60	0.44	141.0	3.34	6.05
P165	182.10	198.85	16.75	18	0.18	50.9	0.58	2.45
P166	203.60	208.10	4.50	15.9	0.50	107.6	1.39	6.13
P167	195.30	206.35	11.05	51	0.28	44.3	1.06	5.13
P168	213.00	221.00	8.00	11	0.22	30.7	0.62	2.44
P169	200.90	212.56	11.66	20	0.28	32.0	0.66	3.58
P170	245.87	256.23	10.36	24	0.30	29.5	0.46	2.28

P172	251.40	262.25	10.85	46	0.34	26.8	0.89	7.26
P173	246.80	256.78	9.98	54	0.46	90.8	2.22	6.74
P264	72.80	83.80	11.00	18	0.11	33.8	0.66	2.44
P264	91.40	94.85	3.45	7	0.53	46.3	0.54	3.39
P265	86.52	96.50	9.98	1	0.21	44.7	0.73	1.49
P266	104.85	108.85	4.00	1	0.06	11.3	0.62	1.27
P268	227.40	232.80	5.40	11	0.70	59.0	1.13	3.06
P269	364.60	373.45	8.85	2	0.35	92.3	2.08	4.47
AREA: Marta Este
P055	50.30	55.80	5.50	na*	0.43	80.6	0.08	0.04
P056	61.50	71.60	10.10	na*	1.17	375.1	0.16	0.08
P057	36.60	39.50	2.90	na*	0.31	149.2	0.17	0.04
P057	52.20	54.00	1.80	na*	0.87	133.4	1.31	0.03
P058	31.1	43.7	12.6	na*	0.78	108.9	0.25	0.05
P058	47.50	50.10	2.60	na*	0.63	230.9	1.22	0.09
P059	22.10	24.40	2.30	na*	0.37	158.2	0.14	0.03
P059	48.00	62.00	14.00	na*	1.74	235.4	1.52	0.38
P140	115.50	126.20	10.70	34	0.30	68.0	2.25	5.05
P140	169.20	178.20	9.00	25	0.10	12.0	0.40	2.37
P140	190.60	194.50	3.90	3	0.10	13.0	0.56	1.05
P143	73.20	83.70	10.50	0	1.10	23.0	0.60	0.90
P144	87.50	90.46	3.00	3	0.20	35.0	2.50	1.60
P145	65.60	84.70	19.10	1	0.80	384.0	1.50	1.60
P146	63.85	79.00	15.20	1	0.40	185.0	1.10	0.80
P147	62.30	69.00	6.70	3	1.50	112.0	2.50	1.30
P147	74.40	76.90	2.50	0.3	5.32	29.0	0.75	0.76
P148	65.05	73.50	8.50	4	0.70	48.0	0.20	0.10
P151	59.60	69.50	9.90	0	0.90	29.0	0.10	0.10
P152	61.40	70.55	9.20	1	1.10	48.0	0.07	0.03
P153	65.10	81.30	16.20	7	2.30	371.0	0.20	0.10
P154	59.10	77.80	18.70	2	1.90	422.0	0.10	0.10
P155	63.90	76.80	12.90	1	0.50	168.0	0.65	0.08
P160	91.00	94.00	3.00	10	1.00	213.0	0.31	0.28
P160	100.60	105.00	4.40	6	0.90	92.0	0.42	0.31
P160	56.81	58.05	1.24	0.1	1.24	191.1	0.12	0.07
P161	85.90	98.60	12.70	1	0.50	160.0	2.09	0.56
P161	38.13	40.44	2.31	0	2.57	172.8	0.06	0.03
P205	160.25	161.75	1.50	0.9	3.06	10.4	0.79	0.8

P206	109.35	111.40	2.05	0.3	0.33	269.2	1.37	1.75
P206	116.00	121.75	5.75	1.4	0.52	75.0	1.09	1.94
P206	118.10	119.4	1.30	5.1	0.96	192.5	2.19	5.28
P206	118.10	120.96	2.86	2.6	0.78	113.2	1.14	3.05
P208	104.32	112.95	8.63	4	0.55	164.7	1.14	5.09
P209	145.50	150.00	4.50	8	0.35	168.4	0.60	4.98
P209	145.50	150.00	4.50	7.7	0.35	168.4	3.92	4.98
P209	145.50	150.00	4.50	7.7	0.35	168.4	0.6	4.98
P210	106.00	112.95	6.95	1	0.27	26.4	0.94	1.85
P211	142.60	145.78	3.18	2	0.14	14.7	0.33	2.59
P211	164.70	170.30	5.60	0	0.09	14.4	0.68	0.91
P211	175.00	177.50	2.50	2	0.31	47.2	1.78	2.40
P212	65.64	66.67	1.03	0	1.42	302.0	0.13	0.09
P214	119.12	121.47	2.35	8	0.87	250.2	0.35	0.39
P215	157.74	160.7	2.96	6.2	1.11	27.3	0.42	0.68
P215	157.74	162.63	4.89	8	0.91	21.1	0.40	0.61
P217	157.00	163.74	6.74	19	1.65	245.0	1.73	3.82
P217	157.00	161.96	4.96	22.2	2.17	314.0	2.13	4.76
P221	164.20	172.10	7.90	20	0.33	74.2	1.46	3.08
P225	127.24	130.71	3.47	13	0.25	58.4	1.20	2.57
P227	152.62	162.08	9.46	24	0.29	127.2	2.00	4.36
P227	42.00	50.00	8.00	0	1.24	1.4	0.03	0.02
P227	172.08	174.08	2.00	2.3	0.14	43.1	1.27	1.46
P227	231.68	233.66	1.98	0.1	0.94	1.6	0.04	0.19
P227	240.60	242.55	1.95	1	2.25	35.3	0.67	1.84
P229	16.70	19.45	2.75	22	1.12	255.7	0.26	0.16
P232	221.30	230.95	9.65	2	0.15	34.3	1.76	3.27
P233	215.25	220.50	5.25	1	0.48	32.9	0.96	2.09
P234	204.50	211.25	6.75	9	0.32	37.8	1.17	3.96
AREA: Marta Noroeste
P060	42.60	44.60	2.00	na*	1.42	2.6	0.01	0.01
P061	24.60	25.60	1.00	na*	0.06	107.4	0.15	0.03
P062	47.50	52.30	4.80	na*	0.18	74.1	0.04	0.01
P062	63.00	69.30	6.30	na*	2.11	60.3	0.06	0.01
P196	79.18	79.60	0.42	na*	251.26	>100	0.51	0.16
P197	99.15	100.50	1.35	0	6.99	773.5	0.15	0.11
AREA: Marta Norte
P031	43.60	46.50	2.90	na*	0.56	509.3	na*	na*

P032	28.30	37.10	8.80	na*	0.90	1094.9	na*	na*
P063	52.00	54.00	2.00	na*	0.28	466.9	0.07	0.01
P064	41.00	48.00	7.00	na*	0.26	241.2	0.71	0.01
P065	57.40	59.40	2.00	na*	0.04	67.0	0.05	0.19
P066	31.00	35.00	4.00	na*	0.10	118.0	0.06	0.05
P067	14.90	16.20	1.30	na*	0.26	173.6	0.12	0.09
P068	20.90	22.20	1.30	na*	0.18	224.0	0.04	0.03
P068	48.60	50.50	1.90	na*	0.21	277.0	0.79	0.58
P069	42.70	45.30	2.60	na*	0.18	191.0	0.21	0.05
P070	30.00	36.20	6.20	na*	0.15	100.0	0.14	0.02
P174	71.10	75.10	4.00	0	0.21	403.7	0.99	0.47
P176	67.90	71.50	3.60	0	0.75	245.5	2.07	0.26
P177	87.05	90.48	3.43	0	0.31	180.7	8.27	0.25
P178	77.35	80.20	2.85	0	0.20	274.3	0.14	0.17
P183	85.00	93.10	8.10	0	0.38	178.1	0.70	0.70
P183	114.70	115.75	1.05	1	0.09	151.2	1.01	5.79
AREA: Marta Sur
P040	37.20	41.71	4.51	na*	0.50	168.2	na*	na*
P040	40.20	41.71	1.51	na*	1.16	375.0	na*	na*
P041	47.25	58.95	11.70	na*	0.55	134.6	na*	na*
P041	57.50	58.95	1.45	na*	1.15	175.0	na*	na*
P044	47.00	51.65	4.65	na*	2.62	37.6	na*	na*
P044	56.64	62.50	5.86	na*	4.79	23.6	na*	na*
P044	57.25	59.90	2.65	na*	8.69	37.2	na*	na*
P051	42.00	43.20	1.20	na*	1.68	16.0	0.01	0.04
P051	50.90	51.90	1.00	na*	1.55	33.4	0.01	0.03
P052	66.80	82.40	15.60	na*	0.23	21.0	0.01	0.08
AREA: Savary
P115	28.30	28.80	0.50	1	1.08	45.0	1.59	0.47
P116	37.70	39.70	2.00	33	0.72	35.3	0.84	2.48
P256	39.42	42.85	3.43	30.1	0.88	39.5	0.67	2.4
P257	17.65	19.65	2.00	2.6	1.97	11.2	0.10	0.05
P257	25.65	29.55	3.90	16.4	0.87	20.1	6.02	0.04
P262	41.00	45.00	4.00	17.8	1.42	5.2	0.10	0.03
P262	65.00	68.78	3.78	1.2	2.21	3.0	0.10	0.04
AREA: Sonia
P113	31.45	33.30	1.85	121	0.73	273.6	5.33	12.35
P113	31.45	56.00	24.55	21	0.17	30.2	0.58	1.56

P118	18.47	19.03	0.56	13	0.03	14.6	0.95	0.07
P118	31.10	34.40	3.30	1	0.87	45.3	0.48	0.08
AREA: Yvonne
P046	54.50	56.07	1.57	37	2.29	50.9	0.09	1.76
P046	66.44	67.60	1.16	31	0.89	15.0	0.09	1.54
P047	40.20	41.70	1.50	152	2.55	22.3	0.49	5.65
P047	65.40	66.95	1.55	14	2.06	8.3	0.04	0.50
P047	69.00	71.50	2.50	31	1.40	47.1	0.10	1.17
P048	19.30	24.24	4.94	20	6.68	49.9	0.16	0.14
P048	22.30	23.30	1.00	73	30.64	100.0	0.57	0.31
P049	82.25	84.50	2.25	48	3.54	40.6	0.12	0.64
P050	37.00	38.40	1.40	80	5.20	101.9	0.24	1.73
P050	50.30	72.48	22.18	na*	na*	na*	0.06	0.55
P095	35.37	36.37	1.00	107	8.00	95.0	0.34	0.51
P096	28.50	35.15	6.65	15	2.38	54.0	0.11	0.03
P097	27.25	30.37	3.12	17	1.44	31.0	0.38	0.04
P097	39.33	39.83	0.50	81	2.30	96.0	0.34	2.87
P098	17.75	18.46	0.71	48	2.37	35.0	0.05	0.41
P101	56.18	60.18	4.00	69	3.06	41.0	0.12	1.49
P102	52.56	57.40	4.84	71	1.98	61.0	0.21	2.16
P106	76.07	77.43	1.36	82	3.64	75.9	0.12	0.98
P107	71.90	97.10	25.20	12	0.48	7.0	0.05	0.69
P108	44.98	84.17	39.19	11	0.53	9.0	0.06	0.56
P109	65.05	67.05	2.00	28	1.81	16.7	0.02	0.39
P109	71.05	74.86	3.81	22	1.22	18.3	0.06	0.93
AREA: Yvonne Norte
P103	36.10	38.15	2.05	14	0.10	12.8	0.12	1.36
P103	49.00	63.45	14.45	13	0.13	5.8	0.13	1.08
P103	51.48	52.60	1.12	118	0.39	29.8	0.33	4.78
P104	20.70	31.60	10.90	15	0.14	11.8	0.07	0.02
P105	50.35	51.85	1.50	33	4.48	72.6	0.36	0.42
P105	50.35	61.30	10.95	10	1.06	16.9	0.10	0.17
P105	55.90	56.46	0.56	34	5.49	68.4	0.10	0.11
AREA: Yvonne Sur
P094	25.60	29.10	3.50	56	0.71	268.6	2.22	0.04
P099	43.40	45.40	2.00	37	0.16	11.0	0.20	1.39
P100	33.50	36.00	2.50	11	1.13	13.0	0.03	0.06
P100	42.00	46.00	4.00	34	0.89	48.2	0.07	0.32

P100	71.30	79.30	8.00	51	0.51	13.5	0.35	2.46
P200	38.63	52.90	14.27	34	0.26	41.5	1.43	4.07
P200	70.38	81.28	10.90	33	0.25	130.2	6.49	7.89
P251	47.40	58.40	11.00	5	0.08	11.4	0.51	1.32
P252	43.70	63.90	20.20	4	0.08	18.2	0.87	2.19
P252	81.70	93.95	12.25	2	0.04	8.5	0.42	1.27
AREA: Yvonne Sur-Marcella
P200	69.84	82.33	12.49	31	0.25	119.7	6.05	7.39
P200	89.05	97.00	7.95	5	0.04	10.5	0.47	1.41
P200	101.50	109.98	8.48	14	0.06	35.1	1.40	3.25
P249	46.00	49.40	3.40	11	0.03	21.5	0.90	0.98

*True widths are estimated to be 85-90% of the stated core length

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

Budget

We intend to spend approximately $506,000 on our Pinguino property over the 12 month period ending April 30, 2010. During this period, we hope to complete a National Instrument 43-101 compliant resource calculation, complete preliminary metallurgical testing and begin work on a preliminary economic assessment or scoping study of selected targets within the Pinguino property, such as the silver-rich Marta Norte area.

There are no known reserves on the Pinguino property and any proposed program by us is exploratory in nature. We have not conducted a significant amount of drilling in targeted areas on the Pinguino property, testing our proposed geological model of mineral deposition. We have not conducted any economic assessment or development or mining work on the Pinguino property. We plan to review these mineral claims after each work program and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Pinguino property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Santa Cruz Properties

Acquisition

We own interests in 23 additional mineral claims in the Santa Cruz Province of Argentina that form two groups, or properties. We refer to one of these groups of mineral claims, consisting of 17 claims, as the “Santa Cruz” properties. We refer to the remaining six mineral claims as the “El Condor” property. These claims collectively cover approximately 68,608 hectares.

The Santa Cruz Properties are described as follows:

	Expediente No.			Size
Property Name	(File No.)	Registered Holder	Claim Type	(Hectares)

Diamante 1	407.929/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,900
Diamante 2	407.928/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,850
CV Norte	407.935/03	SCRN Properties Ltd.	Cateo	4,177
MD Norte 1	404.213/07	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2177

Boreal	408.338/06	SCRN Properties Ltd.	Cateo	3484
CV 1	407.931/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
CV2	407.930/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
CV 3	407.932/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,000
La Leona	407.220/03	SCRN Properties Ltd	Cateo	4400
La Leona 1	404.214/07	SCRN Properties Ltd	Manifestacion de Descubrimiento	2400
Cerro Contreras	407.182/03	SCRN Properties Ltd.	Cateo	5,875
Nuevo Oro 1	407.933/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,903
Nuevo Oro 2	407.934/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,951
Merlot 1	407.077/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,200
Cabernet 1	406.860/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,777
Cabernet 2	406.859/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,981

Plata Leon	407.423/06	SCRN Properties Ltd.	Cateo	10,000

The Diamante 2, CV Norte, CV 1, CV 3, La Leona, Cerro Contreras, and Nuevo Oro 1 and Nuevo Oro 2 were acquired by us pursuant to the terms of a mineral property acquisition agreement dated February 24, 2004 between us and Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a former director. We refer to this group of claims as the “Dyakowski property”.

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

We acquired the Diamante 1 and CV2 Manifestacions de Descubrimiento pursuant to a mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., whereby we also acquired three additional manifestations of discovery located in the Rio Negro Province of Argentina and discussed at page 23, below, under the heading “Rio Negro Properties”.

We paid to Storm Cat Energy Corp. the sum of approximately $7,528 for all of these manifestations of discovery. At the time of this acquisition in February, 2004, Storm Cat Energy Corp. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

Our El Condor property is described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Bajo Condor	410.783/SCRN/06	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2000
Alto Condor	400.720/SCRN/07	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3015
Condor Manifestacion de Descubrimiento (1)	414.085/Palacios/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500
Condor Pertinencia 1 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 2 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 3 (2)	N/A	SCRN Properties Ltd.	Pertinencias	6

(1)	Contained within the area of the Condor manifestacion de descubrimiento and the El Condor cateo.
(2)	Contained within the area of the El Condor cateo.

We acquired the El Condor property pursuant to a mineral property acquisition agreement dated February 20, 2004 between our company and San Telmo Energy Ltd. As consideration for the Condor property we paid to San Telmo Energy Ltd. the sum of approximately $7,528. The Condor property is subject to a 2% net smelter returns royalty in favor of San Telmo Energy Ltd. We have the right to repurchase one half of this royalty for approximately $874,200 (CAD$1,000,000) and all of this royalty for approximately $1,748,000 (CAD$2,000,000). At the time of this acquisition in February, 2004, San Telmo Energy Ltd. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

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

Samples collected in 2004 from a reconnisance traverse to Cerro Contreras returned the following results:

Sample	Easting	Northing	Sample type	Au	Ag	Cu	Pb	Zn	As	Sb
				ppm	ppm	ppm	ppm	ppm	ppm	ppm
404968	2525522	4761553	Float	0.036	5.0	30.9	55.7	345	537	8.0
404969	2525444	4761455	Float	0.110	1.5	14.9	26.0	127	258	3.7
404970	2525940	4761378	0.6 m composite	0.074	0.5	4.4	15.9	81	104	2.1
404971	2526385	4761595	1.6 m chip	0.005	1.8	23.7	84.8	80	181	1.9
404972	2526688	4761650	10 m composite	na	0.8	7.5	135.1	93	170	7.3
404973	2526696	4761600	3 m chip	0.013	0.8	4.5	403.9	36	183	4.3
404974	2526700	4761524	10 m composite	0.011	5.5	27.8	2128.0	87	1112	18.3
404975	2526703	4761481	3 m chip	0.010	7.4	77.6	1078.2	185	989	26.8
404976	2526695	4761431	10 m composite	0.006	4.7	20.6	587.7	89	420	9.5
404977	2526543	4762044	Composite	<0.005	7.1	27.0	702.9	178	562	11.3
404978	2526629	4761976	1.3 m chip	0.006	2.6	26.3	257.2	139	302	2.4
404979	2526597	4761958	0.45 m chip	<0.005	0.9	20.3	314.9	174	353	2.6
404980	2526597	4761958	1.9 m chip	0.011	1.2	17.2	356.7	168	305	3.0
404981	2526574	4761944	0.3 m chip	0.007	1.4	13.5	300.5	231	228	2.8
404982	2526803	4761885	4.5 m Composite	<0.005	0.6	6.0	91.3	76	194	7.6
404983	2526861	4762018	Grab	<0.005	2.2	6.3	187.7	71	241	8.5
404984	2526655	4761280	2.2 m chip	<0.005	0.7	6.6	115.8	72	216	5.5
404985	2526655	4761280	2.8 m chip	<0.005	0.6	4.8	25.5	54	92	1.6
404986	2526648	4761323	1 m chip	<0.005	0.2	3.9	35.8	71	111	2.5
404987	2525850	4758729	1.2 m chip	0.054	7.5	27.8	113.9	717	157	7.8

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

On the Santa Cruz property, we have focused on reconnaissance prospecting, which we have conducted simultaneously with the drill program on our Pinguino property. Truck-based prospecting covered a number of properties and rock samples were collected in a number of prospective sites. A number of these samples have returned anomalous gold values but further work is warranted. No significant field work has been conducted on most of these Manifestacions de Descubrimiento.

Cerro Contreras is a property located in the Deseado Massif Au-Ag epithermal region, in the center of Santa Cruz province, Argentina. The geology of the area is characterized by an intermediate to acid jurassic lavic complex, with some pyroclasic components, overlaid by Cretaceous, Tertiary and modern sediments. The volcanic rocks were separated into three lithological units: intermediate to basic (IB), intermediate to acid (IA) and acid (A). There are some evidences of a volcanic center in the area, with a magmatic evolution from basic (basaltic andesite) to acid (rhyolite) compositions. This fossil volcano is located in the intersection of regional NW and ENE structures. Mineralization in the area is represented by several occurrences of low sulphidation epithermal veins, breccias and veinlets, associated with the volcanic rocks. Two main areas were recognized: NW Dome and Main Vein, both associated with the more acidic rock facies. Expedite recognizance of these areas shows anomalous precious metals values in both and some base metals in the NW Dome Area. Nevertheless, the areas are different; the NW Dome has potential for fracture disseminated sulphide-rich mineralization, and Main Vein Area has potential for deeper high grade precious metals ore-shoots.

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

Budget

We do not anticipate near term exploration programs on our Santa Cruz properties at the moment. Geological potential exists but because of the preliminary nature of most of the properties, further exploration has been postponed until market conditions improve. When exploration commences in the future, prospecting of regionally significant northwest-trending lineaments together with geological mapping, soils and magnetometer surveys would be important.

There are no known reserves on our Santa Cruz properties and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our Santa Cruz properties. We plan to review these mineral claims after market conditions improve and, if warranted, undertake exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our Santa Cruz properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Rio Negro Properties

Acquisition and Location

We own interests in two cateos and 10 manifestacions de descubrimiento located in the Los Menucos epithermal gold district of Rio Negro province. These Rio Negro properties cover 46,028 hectares and are described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Mochas 2	28.045-03	SCRN Properties Ltd.	Cateo	9,959
Mochas 3	28.046-03	SCRN Properties Ltd.	Cateo	9,877
Pilquin 4	28.034-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,950
Pilquin 5	28.035-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,950
Pilquin 6	28.036-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,999
Pilquin 7	28.037-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,880
Pilquin 8	28.038-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,959
Pilquin 9	28.039-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,999
Pilquin 10	28.040-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,730
Pilquin 11	28.041-03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,840
Pilquin 12	28.042-M-2003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,920

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Pilquin 13	28.043-M-2003	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,965

The Pilquin 4 through 11 Manifestacion de Descubrimiento and the Mochas Cateos, which we have sometimes referred to collectively as the “SCRN property”, belong to SCRN Properties Ltd. We acquired all of the issued and outstanding shares of SCRN Properties Ltd., pursuant to the terms of a share purchase agreement dated February 24, 2004 with Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director. Under this share purchase agreement, Mr. Dyakowski sold to our company all of the issued and outstanding shares of SCRN Properties Ltd. in exchange for a total of 833,333 shares of our common stock, which we issued to Mr. Dyakowski subject to escrow and return-to-treasury conditions. As the result of a March 15, 2004 share dividend, these 833,333 shares were increased to 2,499,999 shares. Under the agreement, these shares were to be returned to treasury if we did not commence work on the Dyakowski property, the Pinguino property or the SCRN property on or before April 30, 2004. As we commenced our work program prior to April 30, 2004, these 2,499,999 shares were not returned to treasury at that time. Under the agreement, these shares were to continue to be held in escrow and released to Mr. Dyakowski, if at all, in installments over a period of time and upon the occurrence of certain events. These escrow provisions were subsequently deleted, and the number of shares to be released to Mr. Dyakowski was reduced, pursuant to the terms of a Restated Amendment to Mineral Property Acquisition Agreements dated as of August 8, 2005.

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

The Pilquin 12 and 13 manifestations of discovery were acquired pursuant to our mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., discussed above, at page 19, in which we also acquired two additional manifestations of discovery located in Santa Cruz province.

The cateos and manifestations of discovery comprising our Rio Negro properties are registered in the name of our wholly-owned subsidiary, SCRN Properties Ltd. There are no maintenance fees to be paid on a cateo or on a manifestation of discovery.

There are no known reserves on our Rio Negro properties and any proposed program by us is exploratory in nature. The collective group Rio Negro properties may decrease or increase in size due to the company refocusing exploration emphasis and focus based upon many factors, including market conditions.

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

Our field exploration personnel in Argentina are headed by Dr Diego Guido, an associate professor at La Plata University in Buenos Aries province. He is a twelve year veteran of exploration activity in the Deseado Massif where he completed his doctoral thesis . He has a considerable consulting history with clients in Patagonia, including major mining and junior exploration companies. He is a senior researcher at INREMI, the Argentine geological survey and has a number of published geological papers regarding economic and academic topics in the Deseado Massif.

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

Budget

We do not anticipate near term exploration programs on our Rio Negro properties at the moment. Geological potential exists but because of the preliminary nature of most of the properties, further exploration has been postponed until market conditions improve. When exploration commences in the future, prospecting of regionally significant northwest-trending lineaments together with geological mapping, soils and magnetometer surveys would be important.

There are no known reserves on our Rio Negro property and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our Rio Negro property. We plan to review these mineral claims after market conditions improve and, if warranted, undertake exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our Rio Negro property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

British Columbia Properties

On April 14 and 15, 2008, we acquired 7 contiguous tenures in the Pleasant Valley area of south-central British Columbia, Canada known as the “Argie” claim group. The Argie claim group consists of 1,964 hectares (4,852 acres) located approximately 16 kilometers (10 miles) northeast of the town of Merritt, a driving distance of about 280kms [175miles] from Vancouver, BC. During the year ended January 31 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 15 and 16, 2009.

During the 12 months ending April 30, 2010, we intend to focus our exploration activities almost entirely on our Pinguino property. We will require a minimum of approximately $1,196,000 to proceed with our plan of operation over the next 12 months, exclusive of any acquisition or development costs but including administrative and exploration costs and repayment of debt. We had cash in the amount of $108,560 and a working capital deficit of $238,084 as of January 31, 2009. Since January 31, 2009, we have raised additional proceeds of approximately $493,500 from the exercise of stock options and the completion of a private placement sale of equity securities. We believe that cash on hand as of the date of filing of this annual report on Form 10-K is not sufficient to fund our currently budgeted operating requirements for the next 12 months. We plan to raise any required funds through sales of our securities but we do not currently have any arrangements in place and there can be no assurance that we can successfully raise the capital needed to pursue our plans for the year.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended January 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the-Counter Bulletin Board under the name “Argentex Mining Corporation” and the symbol “AGXM”.

On March 17, 2004 our shares were listed for trading on the Frankfurt Stock Exchange under the Symbol “DEB”.

On March 26, 2008 our shares were listed for trading on the TSX Venture Exchange under the Symbol “ATX”. In order to comply with Canadian securities laws, we voluntarily halted trading of our shares on the TSX Venture Exchange on March 26, 2008. On shares resumed trading on the TSX Venture Exchange on July 28, 2008.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended January 31, 2009 and 2008. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	OTCBB		TSX Venture Exchange(1)
Quarter Ended	High	Low	High	Low
January 31, 2007	$1.81	$1.23	N/A	N/A
April 30, 2007	$1.57	$1.02	N/A	N/A
July 31, 2007	$1.52	$1.18	N/A	N/A
October 31, 2007	$1.40	$0.98	N/A	N/A
January 31, 2008	$1.48	$1.02	N/A	N/A
April 30, 2008	$1.83	$1.25	N/A	N/A
July 31, 2008	$1.30	$0.91	$1.01	$1.01
October 31, 2008	$1.05	$0.13	$1.10	$0.50
January 31, 2009	$0.36	$0.07	$0.45	$0.02

(1)           On March 26, 2008 our shares were listed for trading on the TSX Venture Exchange under the Symbol “ATX”. In order to comply with Canadian securities laws, we voluntarily halted trading of our shares on the TSX Venture Exchange on March 26, 2008. On shares resumed trading on the TSX Venture Exchange on July 28, 2008.

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

Holders of our Common Stock

As of April 29, 2009, there were 74 holders of record of our common stock. As of such date, 34,268,887 of our common shares were issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Equity Securities

On March 20, 2008, we completed a brokered private placement and issued 2,116,000 units for gross proceeds of $2,645,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. We paid a cash commission of $185,180 to an agent for services rendered in the transaction. The agent applied $92,500 of this cash commission towards the purchase of an additional 74,000 units (issued for the same unit price and on the same terms as the units issued in the brokered private placement). We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 20, 2008, we issued an aggregate of 190,440 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement referred to above. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 20, 2008, we completed a private placement and issued 80,000 units for gross proceeds of $100,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. We paid a finder’s fee of $5,000 in cash to a finder. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 25, 2008, we completed a brokered private placement and issued 884,000 units for gross proceeds of $1,105,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. We paid a cash commission of $77,350 to an agent for services rendered in the closing of this private placement. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 25, 2008, we issued an aggregate of 79,560 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement referred to above. Each agent’s warrant entitles the holder to purchase one common share of our company at an exercise price of $1.30 for a period of 18 months. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 25, 2008, we issued 25,000 share purchase warrants to a Canadian agent as part of the consideration for the Canadian agent’s services in acting as our sponsor to the Canadian TSX Venture Stock Exchange. These share purchase warrants entitle the holder to purchase one share of our common stock at a price of $1.34 until March 25, 2009. We issued these securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 28, 2008, we granted stock options to one of our consultants to purchase 150,000 shares of our common stock. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of Cdn$0.35 per share and a term of five (5) years. We issued these securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 14, 2009, we sold three non-interest bearing convertible debentures, each in the face amount of US$50,000, to three arms-length investors for aggregate gross proceeds of US$150,000. Each convertible debenture is convertible into units at a conversion price of US$0.10 per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants forming part of a unit upon conversion will entitle the holder to purchase one additional common share of the company at an exercise price of US$0.15 until they expire on the earlier of the date that is: (i) five years from the date the convertible debenture was issued and (ii) two years from the date that the convertible debenture is converted and the share purchase warrant is issued. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 15, 2009, we sold an aggregate of 1,125,000 units to five directors of our company for a purchase price of $0.10 for aggregate gross proceeds of US$112,500. Each unit consists of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants entitles the holder to purchase one additional common share of our company at an exercise price of US$0.15 until they expire on January 15, 2011. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 10, 2009, we granted stock options to three of our directors, two employees and one investor relations consultant to purchase an aggregate of 1,385,000 shares of our common stock at an exercise price of $0.37 per share, for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The grant is subject to acceptance by the TSX Venture stock exchange and the execution of stock option agreements by the grantees. All six of the grantees are non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), and we issued all of these options in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 20, 2009, our President exercised 120,000 options to purchase common shares at an exercise price of $0.25 and, accordingly, we issued 120,000 common shares to the President of our company for gross proceeds of $30,000. Our President is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 7, 2009, our President exercised 80,000 options to purchase common shares at an exercise price of $0.25 and, accordingly, we issued 80,000 common shares to the President of our company for gross proceeds of $20,000. Our President is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 24, 2009, we sold 1,478,334 units to eight investors at a purchase price of $0.30 per unit for aggregate gross proceeds of approximately $443,500. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our common stock for a purchase price of $0.45 until April 24, 2011. All eight of the investors are not U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these units, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans other than the stock option plans described below.

Stock Option Plans

On February 16, 2005 our board of directors approved our 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2009, there were 10,000 shares of our common stock still available for future grant under the plan.

On November 10, 2007, our directors adopted our 2007 Stock Option Plan. Our 2007 Stock Option Plan permits our company to issue up to 5,662,310 shares of our common stock to directors, officers, employees and consultants of our company. The form of the 2007 Stock Option Plan has been approved by the TSX Venture Exchange and our stockholders.

On November 13, 2007, we issued 100,000 stock options to a member of our advisory board. These options were issued pursuant to our 2007 Stock Option Plan with an exercise price of $1.13 per share and a term of five (5) years.

On October 28, 2008, we issued stock options to one of our consultants to purchase 150,000 shares of our common stock. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of $0.35 per share and a term of five (5) years.

On February 10, 2009, we granted stock options to three of our directors, two employees and one investor relations consultant to purchase an aggregate of 1,385,000 shares of our common stock at an exercise price of $0.37 per share, for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The grant is subject to acceptance by the TSX Venture stock exchange and the execution of stock option agreements by the grantees.

As of January 31, 2009, there were 5,412,310 shares of our common stock still available for future grant under the 2007 Stock Option Plan.

The following table summarizes certain information regarding our equity compensation plans as at January 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil
2005 Stock Option Plan (an equity compensation plan not approved by security holders)	1,623,334	$0.48	10,000
2007 Stock Option Plan (an equity compensation plan approved by security holders)	250,000	$0.66	5,412,310
Total	1,853,334	$0.50	5,422,310

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property and we have concentrated almost all of our recent exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property but, given the current state of the mineral industry and the securities markets in general and our share price in particular, we believe that we will find it difficult to raise money to fund exploration until the markets recover. Because we have traditionally funded our exploration programs through the sale of our equity securities, we believe that, even if we could secure financing through the sale of equity in the current economic climate, the resulting dilution to our existing shareholders would be extreme. Therefore, we have decided to temporarily reduce our exploration expenditures on all of our properties, including the Pinguino property, and base our plan of operations for the next 12 months on the assumption that during this period we will budget only for the maintenance of our mineral properties and other less expensive methods of exploration and property advancement. When more cash intensive exploration is economically feasible, we intend to continue the advancement of our Pinguino property using a combination of geophysics, soil geochemistry, trenching and drilling, testing the limits of known mineralization as well as new target testing.

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending April 30, 2010:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$506,000
General and administrative expenses, including investor relations	$528,000
Repayment of Debt	$162,000
Total	$1,196,000
Cash on hand, April 30, 2009, estimated	$277,000
Estimated excess of cash requirements over cash resources	$919,000

On October 14, 2008, we borrowed $150,000 from one investor in an unsecured loan transaction evidenced by a simple promissory note pursuant to which we are required to repay the principal amount, together with simple interest at a rate of 8%, on demand, provided that the investor has agreed that he will not demand repayment until on or after October 15, 2009. As the investor could demand repayment of this debt at any time on or after October 15, 2009, we have included this contingency in our budget for the next 12 months, though we have no reason to believe that demand will actually be made during this period.

On January 14, 2009, we sold three convertible debentures, each in the face amount of US$50,000, to three arms-length investors for aggregate gross proceeds of US$150,000. Each convertible debenture is convertible into units at a conversion price of US$0.10 per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants forming part of a unit upon conversion will entitle the holder to purchase one additional common share of the company at an exercise price of US$0.15 until they expire on the earlier of the date that is: (i) five years from the date the convertible debenture was issued and (ii) two years from the date that the convertible debenture is converted and the share purchase warrant is issued. The convertible debentures provide for repayment on demand but demand cannot be made until January 14, 2010. As the investor could demand repayment of this debt at any time on or after January 14, 2010, we have included this contingency in our budget for the next 12 months, though we have no reason to believe that demand will actually be made during this period.

We recorded a net loss of $4,527,832 for the year ended January 31, 2009 and have an accumulated deficit of $14,420,634 since inception. As at January 31, 2009, we had cash in the amount of $108,560. Since January 31, 2009, we have raised additional amounts through the exercise of stock options and the sale of equity securities in an aggregate amount of approximately $493,500, but our cash on hand as at the date of this annual report on Form 10-K, of approximately $277,000, is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that are not aware of at the date of this quarterly report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through sales of our securities. We do not currently have any financing arrangements in place and there can be no assurance that we will be able to finance our proposed operations for the coming year.

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

Expenses

Our operating results for the years ended January 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

			Change between
	Year Ended	Year Ended	period ended
	January 31,	January 31,	January 31, 2009
	2009	2008	and January 31,
	(audited)	(audited)	2008
Mineral exploration	$3,123,497	$1,519,066	$1,604,431
activities
Stock-based	$147,133	$1,130,676	$(983,543)
compensation
Other general &	$1,257,205	$1,038,825	$218,633
administrative

Liquidity and Financial Condition

Working Capital

	Year Ended	Year Ended	Change between period
	January 31, 2009	January 31, 2008	ended January 31, 2009 and
	(audited)	(audited)	January 31, 2008
Current Assets	$128,246	$875,795	$(747,549)
Current Liabilities	$366,330	$496,487	$(130,157)
Working Capital (deficit)	$(238,084)	$379,308	$(617,392)

Cash Flows

			Change between
	Year Ended	Year Ended	period ended
	January 31, 2009	January 31, 2008	January 31, 2009 and
	(audited)	(audited)	January 31, 2008
Cash Flows used in Operating Activities	$(4,741,175)	$(2,536,822)	$(2,204,353)
Cash Flows used in Investing Activities	$(19,591)	$(24,948)	$5,357
Cash Flows provided by Financing Activities	$4,024,107	$2,505,440	$1,518,667

Net Increase (Decrease) in Cash During Period	$(736,659)	$(56,330)	$(680,329)

At January 31, 2009, our total assets were $165,091, which consisted primarily of cash of $108,560, prepaid expenses of $16,007 and equipment of $36,845.

Current liabilities for the year ended January 31, 2009 were $366,330, a 26% decrease as compared to the balance as at January 31, 2008, primarily as a result of a reduction in trade accounts payable net of borrowings due within one year.

The principal components of the loss for the year ended January 31, 2009 were mineral property interests, professional fees, consulting fees, and office and sundry expenses.

Operating expenses for the year ended January 31, 2009 increased by 23% as compared to the comparative period in 2008 primarily as a result of increased expenditures on mineral property interests and professional fees, offset by a significant reduction in stock-based compensation.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending April 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending April 30, 2010.

Employees

As of January 31, 2009, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs.

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

Going Concern

We have not generated any revenue from operations since our incorporation. During the year ended January 31, 2009, we incurred a net loss of $4,527,835. From inception through January 31, 2009, we have incurred an aggregate loss of $14,420,634. We anticipate that we will continue to incur operating expenses without revenues for the foreseeable future. On January 31, 2009, we had cash and cash equivalents in the amount of approximately $108,560. Since January 31, 2009, we have raised, through the exercise of stock options and the sale of equity securities, an aggregate amount of approximately $493,500, but we have also incurred expenses against which we have applied some of these funds and, at April 30, 2009, we had cash on hand of approximately $277,000. We estimate that our operating expenses, including mineral exploration costs, will be approximately $1,196,000. Therefore, we believe that cash on hand as of the date of filing of this annual report on Form 10-K is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending April 30, 2010. Furthermore, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise even more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended January 31, 2009 were prepared assuming that we will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. In the notes to our financial statements for the year ended January 31, 2009, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

RECENTLY ENACTED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or our fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. We adopted SFAS No. 159 on February 1, 2008, with no material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which sets out the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. Up to now, the US GAAP hierarchy has been defined in the US auditing literature. Because of the interrelationship with the auditing literature, SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB’s amendment to their auditing standards. The adoption of SFAS 162 is not expected to have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal year beginning February 1, 2009), with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are in the process of evaluating the impact the future application of this pronouncement may have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately. The adoption of APB 14-1 is not expected to have a material impact on our financial position or results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EIFT 07-5”). EIFT 07-5 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. EIFT 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of applying EIFT 07-5.

Our company will adopt these policies when required. The implementation of these new standards is not expected to have a material effect on our company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Argentex Mining Corporation
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation (an exploration stage company) (the “Company”) as at January 31, 2009 and 2008 and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficiency) for the years then ended and for the cumulative period from inception, December 21, 2001 to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the cumulative period from inception, December 21, 2001 to January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $14,420,634 and has a working capital deficit of $238,084, at January 31, 2009, which together raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Morgan & Company
April 28, 2009	Chartered Accountants

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	January 31,	January 31,
	2009	2008

ASSETS

Current
Cash and cash equivalents	$108,560	$845,219
Receivables	3,679	-
Prepaid expenses	16,007	30,576

Total current assets	128,246	875,795

Equipment (Note 3)	36,845	26,063

	$165,091	$901,858

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilites
Accounts payable and accrued liabilities	$115,648	$496,487
Promissory note (Note 5)	150,000	-
Convertible debentures (Notes 6 and 8)	100,682	-
	366,330	496,487

Stockholders' (deficiency) equity

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: January 31, 2009 - Nil: January 31, 2008 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: January 31, 2009 - Nil: January 31,2008 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value of $0.001 (issued: January 31, 2009 - 32,590,553
January 31, 2008 - 28,311,552)	32,591	28,311
Warrants	93,493	-
Additional paid-in capital	14,093,311	10,269,859
Deficit accumulated during exploration stage	(14,420,634)	(9,892,799)

Total stockholders' (deficiency) equity	(201,239)	405,371

Total liabilities and stockholders' (deficiency) equity	$165,091	$901,858

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Inception
			(December
	Year Ended	Year Ended	21, 2001) to
	January 31,	January 31,	January 31,
	2009	2008	2009

Expenses
Consulting fees	$383,169	$1,368,078	$2,978,002
Depreciation	8,809	1,648	11,866
Foreign exchange loss	119,527	129,051	296,276
Investor relations and communication	125,418	184,443	1,634,610
Mineral property interests (Note 4)	3,123,497	1,523,066	7,027,760
Office and sundry	252,764	93,225	419,669
Rent	28,874	22,346	86,221
Professional fees	384,807	188,282	1,038,751
Transfer agent fees	49,509	21,626	133,034
Travel	54,820	159,375	271,915

	(4,531,194)	(3,691,140)	(13,898,104)
Interest income (expense)	3,359	2,826	(522,530)

Net Loss	$(4,527,835)	$(3,688,314)	$(14,420,634)

Basic and diluted loss per share	$(0.15)	$(0.15)

Weighted average number
of shares outstanding	31,092,091	25,004,109

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Inception
			(December
	Year Ended	Year Ended	21, 2001) to
	January 31,	January 31,	January 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,527,835)	$(3,688,314)	$(14,420,634)
Items not affecting cash:
Depreciation	8,809	1,648	11,866
Stock-based compensation	147,133	1,130,676	1,919,922
Debt discount	667	-	667
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Changes in assets and liabilities:
Receivables	(3,679)	-	(3,679)
Prepaid expenses	14,569	(30,290)	(16,007)
Accounts payable and accrued liabilities	(380,839)	49,458	255,536
Net cash used in operating activities	(4,741,175)	(2,536,822)	(11,863,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debentures	150,000	-	1,650,000
Issuance of promissory note	150,000	-	790,410
Repayment of promissory notes	-	(190,410)	(640,410)
Proceeds from issuance of capital stock	3,724,107	2,695,850	10,220,607
Net cash provided by financing activities	4,024,107	2,505,440	12,020,607

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(19,591)	(24,948)	(48,711)
Net cash used in investing activities	(19,591)	(24,948)	(48,711)

Change in cash and cash equivalents
during the period	(736,659)	(56,330)	108,560

Cash and cash equivalents, beginning
of period	845,219	901,549	-

Cash and cash equivalents, end of period	$108,560	$845,219	$108,560

Cash paid for interest during the period	$-	$-	$75,677

Cash paid for income taxes during
the period	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An ExplorationStage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2009
(Stated in U.S. Dollars

							Deficit
	Number of						accumulated	Total
	Preferred		Number of		Additional		During the	Stockholders'
	Shares Series		common		Paid-in		Exploration	Equity
	A Convertible	Par Value	shares	Par Value	Capital	Warrants	Stage	(Deficiency)

Balance, December 21, 2001	-	$-		$-	$-	$-	$-	$-
(date of incorporation)
Shares issued:
For cash at $0.001	-	-	5,000,000	5,000	-	-	-	5,000
For cash at $0.02	-	-	4,620,000	4,620	87,780	-	-	92,400
Net loss for the period	-	-	-		0	-	(11,327)	(11,327)
Balance, January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	86,073
Net loss for the year	-	-	-	-	-	-	(58,694)	(58,694)
Balance, January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	27,379
Net loss for the year	-	-	-	-	-	-	(31,390)	(31,390)
Balance, January 31, 2004	-	-	9,620,000	9,620	87,780	-	(101,411)	(4,011)
Shares returned to treasury	-	-	(4,600,000)	(4,600)	4,600	-	-	-
Shares issued:
For cash at $0.001	2,000	2	-	-	1,997,498	-	-	1,997,500
To acquire a wholly-owned
corporations	-	-	833,333	833	32,500	-	-	33,333
To acquire a mineral property	-	-	833,333	834	32,500	-	-	33,334
For stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-
For a consulting agreement	-	-	200,000	200	2,460	-	-	2,660
Net loss for the year	-	-	-	-	-	-	(2,293,257)	(2,293,257)
Balance, January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	(230,441)

ARGENTEX MINING CORPORATION
(An ExplorationStage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2009
(Stated in U.S. Dollars

							Deficit
	Number of						accumulated	Total
	Preferred		Number of		Additional		During the	Stockholders'
	Shares Series		common		Paid-in		Exploration	Equity
	A Convertible	Par Value	shares	Par Value	Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2005	2,000	$2	20,259,998	$20,260	$2,143,965	$-	$(2,394,668)	$(230,441)

Conversion of preferred shares	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-
Shares returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	(63,167)
Shares issued for cash	-	-	666,667	667	117,333	82,000	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	333,333
Net loss for the year	-	-	-	-	-	-	(1,478,308)	(1,478,308)
Balance, January 31, 2006	-	-	18,398,890	18,399	2,698,515	82,000	(3,872,976)	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	250,000
Shares issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	1,534,500
Cost of issuing shares	-	-	-	-	(78,750)	-	-	(78,750)
Shares issued for services	-	-	30,000	30	49,470	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	477,592
Net loss for the year	-	-	-	-	-	-	(2,331,509)	(2,331,509)
Balance, January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	$(6,204,485)	(1,122,729)
Conversion of promissory note	-	-	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	-	-	1,930,720	1,931	2,224,933	-	-	2,226,864
Shares issued for finders fee	-	-	180,000	180	-	-	-	180
Cost of issuing shares	-	-	-	-	(12,708)	-	-	(12,708)
Shares issued for services	-	-	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	266,667
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	928,176	-	-	928,176
Net loss for the year	-	-	-	-	-	-	(3,688,314)	(3,688,314)
Balance, January 31, 2008	-	-	28,311,553	28,311	10,269,859	-	(9,892,799)	405,371

The accompanying notes are an integral part of these financial statements.

ARGENTEX MINING CORPORATION
(An ExplorationStage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, DECEMBER 31, 2001, TO JANUARY 31, 2009
(Stated in U.S. Dollars

							Deficit
	Number of						accumulated	Total
	Preferred		Number of		Additional		During the	Stockholders'
	Shares Series		common		Paid-in		Exploration	Equity
	A Convertible	Par Value	shares	Par Value	Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2008	-	$-	28,311,553	$28,311	$10,269,859	$-	$(9,892,799)	$405,371

Shares issued for cash	-	-	4,279,000	4,280	4,050,720	-	-	4,055,000
Cost of issuing shares	-	-	-	-	(424,386)	93,493	-	(330,893)
Debt discount	-	-	-	-	49,985	-	-	49,985
Stock-based compensation	-	-	-	-	147,133	-	-	147,133
Net loss for the year	-	-	-	-	-	-	(4,527,835)	(4,527,835)

Balance, January 31, 2009	-	$-	32,590,553	$32,591	$14,093,311	$93,493	$(14,420,634)	$(201,239)

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
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

On November 5, 2007, the Nevada Secretary of State accepted for filing Articles of Merger providing for the merger of the Company with its wholly-owned subsidiary, Argentex Mining Corporation, a Delaware corporation, with the Delaware corporation being the surviving corporation in the merger. Also on November 5, 2007, a the Delaware Secretary of State accepted for filing a Certificate of Merger providing for the same merger. These filings completed the re-domicile of the Company from Nevada to Delaware, an effort previously approved by shareholders in connection with the Company’s desire to obtain a listing for the Company’s shares of common stock on the TSX Venture Exchange. On July 28, 2008, the Company’s common stock was listed as a tier 2 mining issuer on the TSX Venture exchange.

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

As shown in the accompanying consolidated financial statements, the Company has a working capital deficit of $238,084, has incurred a net loss of $14,420,634 for the cumulative period from December 21, 2001 (inception) to January 31, 2009, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned United States subsidiary, SCRN Properties Ltd. All inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. As at January 31, 2009 and 2008, cash and cash equivalents consist of cash only.

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights where proven or probable reserves are present, or when the Company intends to carry out an exploration program and has the funds to do so.

Concentrations

Concentration of Credit Risk — Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash in bank and receivables. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s account balances, at times, may exceed federally insured limits. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

Concentration of Operations — The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. These financial statements are reported in US dollars unless otherwise stated. Transactions in foreign currency are restated in U.S. dollars using either historical or current exchange rates as follows:

i)	monetary assets and liabilities are re-measured at the year end rate;

ii)	foreign currency balances which reflect prices from past transactions are re-measured using historical rates; and

iii)	current expenses are re-measured using the average rate for the year.

Re-measurement gains and losses that result from the re-measurement process are reported on the consolidated income statement.

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

Equipment

Equipment, is recorded at cost and amortized on the declining balance basis at the following rates:

Office equipment and furniture and fixtures - 20%
Computer equipment - 30%

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of January 31, 2009 and 2008, the Company had reduced its deferred tax assets by recording a valuation allowance of approximately $3,267,000, and $2,647,000, respectively (see Note 10).

Stock Based Compensation and Equity Transactions

The Company has a stock based compensation plan which is described more fully in Note 7. The Company has adopted SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either:

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation and Equity Transactions

(1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Convertible Notes

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options,, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options, that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

When the Company issues debt securities which bear interest at rates that are lower than market rates, the Company recognizes a discount which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements. At January 31, 2009, the Company had outstanding options, warrants and stock purchase rights to purchase a total of 8,313,971 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at January 31, 2009 and 2008 the Company had no asset retirement obligations.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The Company adopted SFAS No. 159 on February 1, 2008, with no material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which sets out the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. Up to now, the US GAAP hierarchy has been defined in the US auditing literature. Because of the interrelationship with the auditing literature, SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB’s amendment to their auditing standards. The adoption of SFAS 162 is not expected to have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year beginning February 1, 2009), with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately. The adoption of APB 14-1 is not expected to have a material impact upon the Company’s financial position or results of operations.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements (continued)

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EIFT 07-5”). EIFT 07-5 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. EIFT 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of EITF 07-5 is not expected to have a material impact upon the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications to the prior year’s financial statements and footnotes in order to conform to the current year’s financial statement presentation as follows: (a) stock-based compensation expense has been reclassified to the same lines as cash compensation paid to the same individuals; and (b) currency translation adjustments have been reclassified from office and sundry expense to foreign exchange.

3.	EQUIPMENT

		January 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$24,357	$4,108	$20,249
Furniture and fixtures	8,839	1,690	7,149
Computer equipment	15,515	6,068	9,447
	$48,711	$11,866	$36,845

		January 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$12,863	$322	$12,541
Furniture and fixtures	5,741	144	5,597
Computer equipment	10,516	2,591	7,925
	$29,120	$3,057	$26,063

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

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

(b) Condor Property

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

	c)	Santa Cruz and Rio Negro Properties

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, then known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement whereby the shares will be released to the seller or returned to treasury as follows: the Company incurring exploration expenditures of at least $100,000 – release of 166,666 common shares; additional expenditures of at least $400,000 – release of an additional 166,667 common shares; additional expenditures of at least $500,000 – release of an additional 166,667 common shares; Company’s geologist recommends further exploration – release of the remaining 333,333 common shares.

At the time of each release to the Seller, if the Company’s geologist determines the Property no longer has merit all common shares remaining in escrow shall be returned to the treasury of the Company and title to the Property shall be transferred to the Company.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS - Continued

kilometres of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

During the year ended January 31, 2006, the seller or and the Company agreed to the return and cancellation of 4,749,998 of the escrow shares and the immediate release from escrow of the remaining 250,000 shares to the optionor. The Company accounted for the return and cancellation as a reduction of the acquisition cost of the related mineral properties in the year ended January 31, 2007.

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

Subsequent to acquisition of these properties, the Company has accounted for expenditures by province.

e)	British Columbia Claims

In February, 2006, the Company acquired a group of mineral exploration claims located in the Revelstoke area of British Columbia, Canada. The group of claims consists of 5 tenures and the process of transferring title was initiated March 31, 2006. The total purchase amount was $903.

In April, 2009, these claims were intentionally allowed to lapse.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTERESTS - Continued

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

			Inception
	Year	Year	(December
	Ended	Ended	21, 2001) to
	January 31,	January 31,	January 31,
	2009	2008	2009

Pinguino Project:
Acquisition	$128,756	$93,700	$418,471
Assaying, testing and analysis	187,197	44,187	399,447
Camp and field supplies	528,072	371,620	1,374,371
Drilling	2,099,618	866,921	3,903,421
Geological and geophysical	150,857	110,849	673,733
Travel and accommodation	25,134	25,757	95,898
	3,119,634	1,513,034	6,865,341

Condor Project:
Acquisition	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

Santa Cruz Properties:
Acquisition	901	6,294	18,032
	901	6,294	18,032

Rio Negro Properties:
Camp and field supplies	-	-	51,836
Geological and geophysical	2,962	3,738	39,621
Travel and accommodation	-	-	9,614
	2,962	3,738	101,071

Other:	-	-	31,405

	$3,123,497	$1,523,066	$7,027,760

5.	PROMISSORY NOTE

A promissory note payable was unsecured and consisted of the following:

			January 31,	January 31,
Date Issued	Maturity	Interest Rate	2009	2008
October 15, 2008	October 15, 2009	8%	$150,000	$-
			$150,000	$-

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

6.	CONVERTIBLE DEBENTURES

On January 14, 2009, the Company sold three non-interest bearing convertible debentures, each in the face amount of $50,000 for aggregate gross proceeds of $150,000. Each convertible debenture is convertible into units at a conversion price of US$0.10 per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants forming part of a unit upon conversion will entitle the holder to purchase one additional common share of the Company at an exercise price of $0.15 until they expire on the earlier of the date that is: (i) five years from the date the convertible debenture was issued and (ii) two years from the date that the convertible debenture is converted and the share purchase warrant is issued.

	January 31,	January 31,
	2009	2008

Face value	$150,000	$-
Less debt discount	(49,985)	-
Debt component	100,015	-
Accretion	667	-
	$100,682	$-

Over the term of the debentures, the debt component is being accreted to the face value of the instrument by recording approximately $25,000 per year in finance costs. During the year ended January 31, 2009, $667 in finance costs was included in interest income.

7.	CAPITAL STOCK

Stock Transactions

In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.

During June 2005, the Company issued 666,667 Units at a price of $0.30 per unit for total proceeds of $200,000. Each Unit was comprised of one common share and the right to purchase one additional common share at $0.40 per share until June 30, 2007.

In August 2005, 4,749,998 escrowed shares were returned to the treasury and cancelled.

In March 2006, the Company issued 833,333 common shares on the conversion of a $250,000 promissory note.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued Stock Transactions (continued)

On October 6, 2006, the Company completed a private placement and issued 145,000 units for gross proceeds of $145,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before October 6, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $17,432 in the form of finder’s fees for net proceeds of $282,547 for both October 2006 private placements.

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

On November 28, 2006, the Company completed a private placement and issued 500,000 units for gross proceeds of $500,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 28, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred expenses of $42,750 in the form of finder’s fees for net proceeds of $427,250 for both November 2006 private placements.

On December 13, 2006, the Company issued 30,000 common shares to two employees as a bonus. The fair value of the shares at the date of issue was $49,500.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued

Stock Transactions (continued)

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

On May 31, 2007, the Company issued 982,420 common shares on the conversion $250,000 of a promissory note and accrued interest of $44,726.

On May 31, 2007, the Company issued 1,369,178 common shares on the conversion $500,000 of a promissory note and accrued interest of $47,671.

On May 31, 2007, the Company issued 1,369,178 common shares on the conversion $500,000 of a promissory note and accrued interest of $47,671.

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

On August 7, 2007, the Company issued 180,000 Units to a finder in payment of a finder’s fee pursuant to a finders’ fee agreement dated July 27, 2007. Each Unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share until July 4, 2009. This finder’s fee was paid for services rendered by the finder, a registered broker-dealer, for services rendered in connection with a private placement with a qualified institutional buyer that the Company completed on July 4, 2007.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued Stock Transactions (continued)

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

On March 20, 2008, the Company issued an aggregate of 190,440 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of the Company’s common stock at an exercise price of $1.30 for a period of 18 months. The agent’s warrants were valued, using the Black Scholes valuation model, at $62,327 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 2.6%; expected life of the warrants – 1.5 years; annualized volatility – 44%; and dividend rate – 0%.

On March 20, 2008, the Company completed a private placement and issued 80,000 units for gross proceeds of $100,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. The Company paid a finder’s fee of $5,000 in cash to a finder.

On March 25, 2008, the Company completed a brokered private placement and issued 884,000 units for gross proceeds of $1,105,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. The Company also paid a cash commission of $77,350 to an agent for services rendered in the closing of the private placement.

On March 25, 2008, the Company issued an aggregate of 79,560 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement. Each agent’s warrant entitles the holder to purchase one common share of the Company’s common stock at an exercise price of $1.30 for a period of 18 months. . The agent’s warrants were valued, using the Black Scholes valuation model, at $25,607 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 2.7%; expected life of the warrants – 1.5 years; annualized volatility – 63%; and dividend rate – 0%.

On March 25, 2008, the Company issued 25,000 share purchase warrants to a Canadian agent as part of the consideration for the Canadian agent’s services in acting as the Company’s sponsor regarding the Company’s listing application to the Canadian TSX Venture Stock Exchange. These share purchase warrants entitle the holder to purchase one share of the Company’s common stock at a price of $1.34 until March 25, 2009. . The agent’s warrants were valued, using the Black Scholes valuation model, at $5,559 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 2.7%; expected life of the warrants – 1 year; annualized volatility – 39%; and dividend rate – 0%.

On January 15, 2009, the Company sold an aggregate of 1,125,000 units to five Company directors for a purchase price of $0.10 for aggregate gross proceeds of US$112,500. Each unit consists of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants entitles the holder to purchase one additional common share of our company at an exercise price of $0.15 until they expire on January 15, 2011.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2007	1,433,917	$1.12
Issued	1,963,637	1.40
Exercised	(666,667)	0.40
Balance at January 31, 2008	2,730,887	1.50
Issued	2,997,000	1.03
Expired	(767,250)	1.75
Balance at January 31, 2009	4,960,637	$1.17

At January 31, 2009, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

65,360	$ 1.85	February 28, 2009
8,277	$ 1.35	February 28, 2009
900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
1,135,000	$ 1.60	September 20, 2009
190,440	$ 1.30	September 20, 2009
467,000	$ 1.60	September 25, 2009
79,560	$ 1.30	September 25, 2009
1,125,000	$ 0.15	January 15, 2011
900,000	$ 1.25	April 13, 2012
4,960,637

Subsequent to January 31, 2009, 73,637 warrants with an average exercise price of $1.79 expired without exercise.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL – Continued

Share purchase warrants (continued)

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

Stock Options

On February 16, 2005 our board of directors approved our 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants. as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2009, there were 10,000 shares of our common stock still available for future grant under the plan.

On November 10, 2007, our directors adopted our 2007 Stock Option Plan. Our 2007 Stock Option Plan permits our company to issue up to 5,662,310 shares of our common stock to directors, officers, employees and consultants of our company. The form of the 2007 Stock Option Plan has been approved by the TSX Venture Exchange and our stockholders.

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2007	2,140,000	$0.37
Granted	250,000	1.26
Exercised	(666,666)	0.32
Balance at January 31, 2008	1,723,334	0.52
Granted	150,000	0.35
Cancelled	(20,000)	0.62
Balance at January 31, 2009	1,853,334	$0.50

The weighted average fair value per stock options granted during the year ended January 31, 2009 was $0.24 (2008 - $0.86) .

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL – Continued Stock Options

At January 31, 2009, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
100,000	$ 0.62	March 10, 2010
433,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
100,000	$ 1.13	November 13, 2012
150,000	$ 0.35	October 28, 2013
1,853,334

The fair value of stock options granted during the year ended January 31, 2009 was $29,230 (2008 - $216,165) which is being recognized over the options vesting periods. At January 31, 2009, 1,778,334 stock options were exercisable. Total stock-based compensation recognized during the year ended January 31, 2009 was $147,133 (2008 - $1,130,676). Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Year Ended	Year Ended
	January 31,	January 31,
	2009	2008

Consulting fees	$147,133	$1,126,423
Mineral propety interests	-	4,253
	$147,133	$1,130,676

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

7.	SHARE CAPITAL - Continued

Stock Options (continued)

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Year Ended	Year Ended
	January 31,	January 31,
	2009	2008

Risk-free interest rate	1.78%	4.17%
Expected life of options	5.0 years	4.4 years
Annualized volatility	86%	90%
Dividend rate	0%	0%

As at January 31, 2009, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $7,533 and the AIV of options exercised during the year ended January 31, 2009 was $nil.

8.	RELATED PARTY TRANSACTIONS

a)

Effective November 1, 2005, the Company entered into a management agreement with an officer at CAD$2,500 per month. During the year ended January 31, 2009, the Company paid consulting fees of $32,197 (2008 - $31,645) relating to this management agreement.

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

During the year ended January 31, 2009 the Company paid consulting fees of $115,908 (2008 - $113,921) and recorded stock based compensation of $Nil (2008 - $712,000) relating to this consulting agreement and a predecessor agreement.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

9.	SEGMENTED INFORMATION

At January 31, 2009, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	January 31,	January 31,
	2009	2008

Identifiable assets
Canada	$120,576	$839,400
Argentina	44,515	62,458
	$165,091	$901,858

	Year Ended	Year Ended
	January 31,	January 31,
	2009	2008

Loss for the year
Canada	$1,188,179	$1,977,911
Argentina	3,339,656	1,710,403
	$4,527,835	$3,688,314

10.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of January 31, 2009, the Company has net operating losses carried forward of approximately $6,864,000 for tax purposes subject to expiration as described below. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to the Company’s loss before income taxes and minority interest. The components of these differences are as follows:

	Year Ended	Year Ended
	January 31,	January 31,
	2009	2008

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(1,539,000)	$(1,254,000)
Items not deductible for tax purposes	946,000	689,000
Change in valuation allowance	593,000	565,000
Income tax provision	$-	$-

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
(Stated in U.S. Dollars)

10.	INCOME TAXES - Continued

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	January 31,	January 31,
	2009	2008

Non-capital loss carry forwards	$2,334,000	$1,740,000
Mineral property expenditures	2,047,000	1,158,000
	4,381,000	2,898,000
Less: valuation allowance	(4,381,000)	(2,898,000)
Net deferred tax assets	$-	$-

The Company’s net operating losses carried forward of approximately $6,864,000 for United States income tax purposes will expire, if not utilized through 2029.

11.	SUBSEQUENT EVENTS

On February 10, 2009, The Company granted stock options to three directors, two employees and on investor relations consultant to purchase an aggregate of 1,385,000 shares of our common stock at an exercise price of $0.37 per share, for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee.

On March 20, 2009, 120,000 options to purchase common shares at an exercise price of $0.25 were exercised by a director and officer and, accordingly, the Company issued 120,000 common shares for gross proceeds of $30,000.

On April 7, 2009, 80,000 options to purchase common shares at an exercise price of $0.25 were exercised by a director and officer and, accordingly, the Company issued 80,000 common shares for gross proceeds of $20,000.

On April 24, 2009, the Company sold 1,478,334 units to eight investors at a purchase price of $0.30 per unit for aggregate gross proceeds of approximately $443,500. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.45 until April 24, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As of January 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of January 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management noted that, although our audit committee is comprised of three independent directors, none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our audit committee means that no member of our audit committee has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management’s activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our audit committee raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of January 31, 2009, our company’s internal controls over financial reporting were not effective. We do not currently have any plans to replace any existing member of our board of directors or our audit committee, nor to we have any current plans to add any additional directors or audit committee members.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

Changes In Internal Controls Over Financial Reporting

In our annual report for the year ended January 31, 2008, filed with the Securities and Exchange Commission on Form 10-KSB on April 30, 2008, as amended on May 8, 2008, we identified a number of material weaknesses in our internal control over financial reporting and we disclosed our plan to remediate these material weaknesses over the then-current year. During the period covered by this annual report on Form 10-K, we hired an independent consultant to review our internal control policies. During the course of this review, we noted, discussed, agreed upon, and approved the following disclosure with respect to the material weaknesses identified by us in 2008 and the remediation of those weaknesses:

(a)            Our information technology systems now include appropriate procedures regarding password protection of our computers, as well as daily off-site backup and storage of our financial reporting data. As at January 31, 2009, we still did not have mandatory password changes on our computers; however, this risk is mitigated by the fact that the office building in which our offices are located has a manned security service that physically monitors activity throughout active business hours and restricts access to our office outside of normal business hours through the use of scanned pass cards (which are monitored by the building’s security team during non-business hours). Furthermore, we currently usually have one or two staff members physically present in our offices throughout the day, and the front of the office building is continually monitored by an administrative assistant to prevent unauthorized access into our office.

(b)            An issue was raised with respect to lack of segregation of duties with respect to procurement and disbursements. Our consultant noted that duties were appropriately segregated because we will not process any disbursements from our operations in South America unless one or more of our South American consultants sends a signed purchase requisition to our President and Chief Executive Officer. For general administrative costs, all invoices are physically reviewed and approved by our President and Chief Executive Officer prior to payment. We do not currently have a formal policy for purchase requisitions because we do not have, and we do not intend to, incur charges on a significant acquisition or disbursement. All company checks require dual signature and although our Chief Financial Officer has access to both the general ledger and the cash handling, all disbursements require the written approval and signature of our President and Chief Executive Officer, who does not have access to the general ledger.

(c)           There was a noted material weakness with respect to our recording of income taxes and deferred tax assets for the year ended January 31, 2008. We believe that, even though adjustments were historically noted relating to income taxes, they are not considered material weaknesses based on the fact that: (i) we have not earned any revenues and are not subject to any taxes payable that would result in a violation of laws and regulations; and (ii) we have disclosed a going concern assumption in our financial statements and, based on the uncertainty of future revenues, have taken a full valuation allowance on any deferred tax assets that have been calculated.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at April 29, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kenneth Hicks	Director and President	49	February 11, 2004
Dr. Colin Godwin	Director	70	June 1, 2005
Jenna Hardy	Director	56	February 7, 2006
Richard Thibault	Director	53	February 9, 2006
Patrick Downey	Director	49	September 10, 2008
Hamish Malkin	Chief Financial Officer	62	December 13, 2005
Orlando Rionda(1)	Legal Representative	44	June 1 2005

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

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Mr. Hicks is a registered member of the Association of Professional Engineers and Geoscientists of British Columbia, as well as the Society of Economic Geologists and the Association for Mineral Exploration BC. Mr. Hicks resigned in 2007 from the board of directors of Prominex Resource Corp., a TSX Venture Exchange listed junior resource company with properties in Newfoundland, Canada.

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

From 1996 through 2004, Ms. Hardy served as the Manager of Health Safety Environment with Pan American Silver Corp. where she was responsible for corporate oversight of health, safety and environmental issues at operating subsidiaries in Peru, Mexico and Bolivia, as well as development projects in Argentina, Canada and the USA. In 2004, Ms. Hardy reactivated a consulting company that she founded in 1986 and currently provides environmental, corporate development and corporate governance services to clients consisting primarily of junior natural resource companies working in Mexico and Canada. Since late 2004, she has been a member of Capstone Mining Corp.’s technical advisory board, providing guidance with respect to regulatory and environmental compliance in connection with the expansion of the San Roberto mine in Zacatecas, Mexico. On January 23, 2009, Ms Hardy became a director of Triple Dragon Resources Inc (CNS-X:TDN).

Ms. Hardy holds an Executive MBA from Simon Fraser University, and an M.Sc. (Economic Geology) and a B.Sc. (Geology) both from the University of Toronto. Ms. Hardy is a member of the Association of Professional Engineers and Geoscientists of British Columbia.

Rick Thibault, Director

Mr. Thibault is a registered mining engineer with over 30 years of experience in engineering, operations, management and consulting experience in North and South America and is currently an independent mining consultant providing management services to select clients.

From 1996 to 2006, Mr. Thibault was based in South America where he worked in Argentina, Bolivia, Chile, Colombia, Ecuador, Peru and Venezuela. While based in Buenos Aires, Argentina he held the position of President of High American Gold Inc., a publicly traded junior mining company, and Managing Director of Procesadora de Boratos Argentinos S.A., a private industrial mineral company. In Santiago, Chile he was the General Manager of the consulting firm BGC-AVOT Engineering Inc. In 2006/07, he held the position of Vice President, Minerals of Daleco Resources Corp., a United States based publicly traded company. Before moving to South America, he worked for Fording Coal Ltd., a Canadian based company, in progressively responsible positions.

He is the President, Chief Executive Officer and Director of Antioquia Gold Inc. a publicly traded company with mining interests in Colombia. He is also the President and Chief Operating Officer for the private company La Camera Inc. that is currently exploring in Mexico. Mr. Thibault has a B.Sc. (Mining Engineering) from Queen's University and is fluent in English, Spanish and French.

Patrick Downey, Director

Mr. Downey has been President, CEO, and director of Aura Minerals, Inc., a TSX-listed company that is actively exploring and developing properties in Brazil, since April 4, 2007 and brings with him over 25 years of international experience in the resource industry. Mr. Downey was President, CEO and Director of Viceroy Exploration Ltd. prior to its acquisition by Yamana Gold Inc. in 2006 for CDN$600 million. Prior to that, he was President of Consolidated Trillion Resources Ltd. and Oliver Gold Corporation, where he negotiated the successful merger to form Canico Resource Corp., which was purchased in 2006 by Companhia Vale do Rio Doce for over $800 million. He has held senior engineering positions at several large-scale gold mining operations and has also held operating positions at several mining projects for Anglo American Corporation in South Africa. Mr. Downey is also a director of Mundoro Mining Inc., Corex Gold Corporation, Magnum Uranium Corp., and Zoloto Resources, and Novagold Resources Inc.

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

Significant Employees

Our significant employees, their ages and positions held are as follows:

Diego Guido	Senior Technical Advisor	36

Diego Guido, Senior Technical Advisor

Dr. Guido supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting on a full time basis.

In 2002, Dr. Guido received his Ph.D. in Natural Science (Geology) from the Natural Science and Museum Faculty of the La Plata National University in La Plata, Argentina. His dissertation was on the Geology and metallogeny of eastern Deseado Massif region, Santa Cruz province. Dr. Guido also received his P.Geo from the La Plata National University (1996). Dr. Guido holds a B.A. in Economic Orientation from the Antonio Mentruyt Institute in Argentina (1990). Dr. Guido is a researcher at the Argentinean National Commission of Scientific and Technical

Research (CONICET) in Argentina and is a lecturer in Ore Deposits Geology at the Natural Science and Museum Faculty of La Plata National University.

Family Relationships

There are no family relationships between our directors, executive officers and significant employees.

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

Corporate Governance

Public Availability of Corporate Governance Documents.

Our key corporate governance documents, including our Code of Ethics and the charters of our audit committee, compensation committee and nominating committee are:

  available on our corporate website;
  available in print to any stockholder who requests them from our President; and
  certain of them are or will be filed as exhibits to our securities filings with the SEC.

Code of Ethics

Our board of directors has established a Code of Ethics and Business Conduct of Officers, Directors and Employees which applies to all of our officers, directors and employees. The Code of Ethics is intended to meet the requirements for a code of ethics under the Sarbanes-Oxley Act of 2002, or “SOX”, and the TSX Venture Exchange, and is specifically applicable to our principal executive officer, principal financial and accounting officer and controller or persons performing similar functions. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

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

Waivers to the Code of Ethics may be granted only by our full board of directors. In the event that our board of directors grants any waiver of the elements listed above to any of our directors or officers, we expect to announce the waiver within four business days on the corporate governance section of our website at www.argentexmining.com.

Director Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our current directors except for Kenneth Hicks, our President, are independent as that term is defined by NASDAQ Rule 4200(a)(15).

Meeting and Committee of the Board of Directors

During the fiscal year ended January 31, 2009, our Board held at least two meetings and each director attended all of the meetings of the Board and the committees upon which such member served. It is our policy to invite directors to attend the annual meeting of stockholders.

A majority of the directors required to establish a quorum were present at all meetings either in person or by teleconference. The Board had four (4) standing committees during the year: the audit committee, the compensation committee, the nominating committee and the disclosure committee.

Audit Committee	Compensation	Nominating Committee	Disclosure Committee
Committee
Jenna Hardy*	Rick Thibault*	Jenna Hardy*	Kenneth Hicks
Rick Thibault	Jenna Hardy	Rick Thibault	Jenna Hardy
Colin Godwin

*Indicates the Chair of the Committee.

Audit Committee and Audit Committee Financial Expert

Effective March 31, 2006, our board of directors created an audit committee and adopted an audit committee charter. On that same date we appointed Jenna Hardy, Richard Thibault and Colin Godwin as members of our audit committee. However, our board of directors has determined that we do not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(5) of Regulation S-K. All of the members of our audit committee are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We do not have an audit committee financial expert because we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Our audit committee operates pursuant to a written charter adopted by our board of directors, a copy of which is on the corporate governance section of our website at www.argentexmining.com. Among other things, the charter calls upon the audit committee to:

  oversee our auditing, accounting and control functions, including having primary responsibility for our financial reporting process;
  monitor the integrity of our financial statements to ensure the balance, transparency and integrity of published financial information;
  monitor our outside auditors’ independence, qualifications and performance;

  monitor our compliance with legal and regulatory requirements; and
  monitor the effectiveness of our internal controls and risk management system.

It is not the duty of our audit committee to determine that our financial statements are complete and accurate and in accordance with generally accepted accounting principles. Our management is responsible for preparing our financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. Our audit committee does, however, consult with management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, our audit committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm and approving professional services provided by them.

Having been formed in March 2006, our audit committee did not meet during the year ended January 31, 2006. Our audit committee convened its first meeting on April 26, 2007. Our audit committee conducted one meeting during the year ended January 31, 2009.

Compensation Committee

Effective March 31, 2006, our board of directors created a compensation committee. Our board of directors adopted a compensation committee charter and appointed Richard Thibault and Jenna Hardy as members of our compensation committee. Our board of directors has determined that all of the compensation committee members qualify as:

  “independent” under TSX Venture Exchange and SEC independence standards; and
  “non-employee directors” under Exchange Act Rule 16b-3;

Our compensation committee operates pursuant to a written charter adopted by our board of directors, a copy of which is available on the corporate governance section of our website at www.argentexmining.com. Among other things, the charter calls upon the compensation committee to:

  determine our compensation policy and all forms of compensation for our officers and directors;
  review bonus and stock and incentive compensation arrangements for our other employees; and
  administer our stock option.

During the year ended January 31, 2009, our compensation committee had one meeting.

Nominating Committee

Effective March 31, 2006, our board of directors created a nominating committee. Our board of directors adopted a compensation committee charter and appointed Jenna Hardy and Richard Thibault as members of our compensation committee. Our board of directors has determined that all members of the nominating committee qualify as “independent” under TSX Venture Exchange and SEC independence standards.

Our nominating committee operates pursuant to a written charter adopted by our board of directors, a copy of which is available on the corporate governance section of our website at www.argentexmining.com. Among other things, the charter calls upon our nominating committee to:

  oversee our director nomination functions;
  develop criteria for selecting new directors and to identify individuals qualified to become members of our board of directors and members of the various committees of our board of directors; and
  recommend director nominees to our board of directors for election at the annual meeting of stockholders;

During the year ended January 31, 2009, our nominating committee had one meeting.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth Hicks	1(2)	2(2)	Nil
Colin Godwin	1(2)	2(2)	Nil
Patrick Downey	2(1)(2)	5(1)(2)	Nil
Jenna Hardy	1(2)	2(2)	Nil
Richard Thibault	1(2)	2(2)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended January 31, 2009 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Kenneth Hicks Chairman of the Board, President, Secretary and Treasurer	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil 712,000	Nil Nil	Nil Nil	115,908 113,921	115,908 825,921
Hamish Malkin Chief Financial Officer	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	32,197 31,645	32,197 31,645
Diego Guido Senior Technical Advisor	2009 2008	Nil Nil	Nil Nil	29,230 Nil	Nil Nil	Nil Nil	Nil Nil	84,000 84,000	113,230 84,000

Compensation Discussion and Analysis

On April 13, 2007, we entered into a consulting agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our President, Ken Hicks. Under the agreement, Frontera Geological Services Ltd. has agreed to make Mr. Hicks available to us on a substantially full-time basis (approximately 80% of his working hours) to serve as our President for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of approximately $7,684 (CDN$9,000) per month and we agreed to issue to Mr. Hicks 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 12, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our income is equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.) then, in either of such events, we have agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. Mr. Hicks is currently entitled to receive these common shares because the condition stated in subparagraph (a) above has been met. These common shares have not yet been issued. The term of this agreement commenced on April 13, 2007 and expired April 13, 2009, but the agreement provides for an automatic renewal for an additional term of two years unless either party gives notice to the other party that it does not wish to renew. Prior to the expiration of the original term, Mr. Hicks, acting on behalf of Frontera, gave notice that he desired to renegotiate the terms of his compensation.

We are currently engaged in a discussion with Mr. Hicks in respect of the compensation to be paid for his services.

On April 13, 2007, we issued 900,000 share purchase warrants to Mr. Hicks as required by this consulting agreement. On July 5, 2005, we granted to Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.50 per share expiring on June 26, 2015. The exercise price of these options was reduced to $0.25 on December 13, 2005. Also on July 5, 2005, we granted Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share expiring on June 26, 2015. The exercise price of these options was increased to $0.25 on December 13, 2005. On February 7, 2006 we granted to Mr. Hicks 200,000 options to purchase shares of our common stock at an exercise price of $0.49 per share expiring on February 7, 2011. On February 10, 2009 we granted to Mr. Hicks 750,000 options to purchase shares of our common stock at an exercise price of $0.37 per share expiring on February 10, 2014.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,039 (CDN $1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,500 (CDN $2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to Mr. Malkin options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share. Although this written agreement has expired, Mr. Malkin continues to act as our Chief Financial Officer (and our principal accounting and financial officer) and we continue to pay Mr. Malkin a cash consulting fee for those services. As required by our written agreement with him, on December 13, 2005, we issued options to purchase 200,000 shares of our common stock to Mr. Malkin at an exercise price of $0.25 per share. These options will expire on December 13, 2009.

We have an oral agreement with our bookkeeper, Ramon Belonio, pursuant to which Mr. Belonio keeps our accounting records on an as-needed basis at an hourly rate of approximately $24 (CDN $30) per hour. On February 10, 2009 we granted to Mr. Belonio 15,000 options to purchase shares of our common stock at an exercise price of $0.37 per share. These options will vest in quarterly installments and expire on February 10, 2014.

We also have an oral consulting agreement with Diego Guido. He supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting. Until June, 2008, Mr. Guido worked for us on an “as-required” basis and we paid him at a daily rate for time spent. Since June, 2008, he has begun to work for us on a full time basis and we have paid him $7,000 per month. In addition to this compensation, on December 7, 2006 we awarded to Mr. Guido an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Guido an additional incentive bonus in the form of 35,000 shares of our common stock. On December 13, 2005 we granted to Mr. Guido 50,000 options to purchase shares of our common stock at an exercise price of $0.25 per share. These options have all vested and expire on December 13, 2009. On March 10, 2006, we granted to Mr. Guido 50,000 options to purchase shares of our common stock at an exercise price of $0.62 per share. These options have all vested and expire on March 10, 2010. On October 28, 2008, we granted to Mr. Guido 150,000 options to purchase shares of our common stock at an exercise price of $0.35 for a five year term expiring October 28, 2013.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Until June, 2008, our subsidiary paid Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. Since June, 2008, our subsidiary has paid him $5,000 per month. In addition to this compensation, on December 7, 2006, we awarded to Mr. Rionda an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Rionda an additional incentive bonus in the form of 35,000 shares of our common stock. On June 27, 2005, we granted to Mr. Rionda 50,000 options to purchase shares of our common stock at an exercise price of $0.25 per share. These options have all vested and expire on June 26, 2010. On March 10, 2006, we granted to Mr. Rionda 50,000 options to purchase shares of our common stock at an exercise price of $0.62 per share. These options have all vested and expire on March 10, 2010.

We had an oral consulting agreement with Primoris Group Inc., a Toronto, Ontario, Canada based investor relations firm pursuant to which Primoris Group provided our company with services and advice relating to our website, press releases and investor communications. In exchange for these services, we paid to Primoris Group Inc. a monthly consulting fee of $3,500. On September 26, 2007, we entered into a written consulting agreement with Primoris Group Inc., pursuant to which we agreed to pay Primoris Group Inc. a monthly consulting fee of $5,500 for its media and investor relations services, effective October 1, 2007. On May 11, 2007, we granted to Primoris Group Inc. 150,000 options to purchase common shares of our company at an exercise price of $1.35. These options have all vested and expire on May 11, 2011. On February 10, 2009, we granted to the Primoris Group Inc. an additional 200,000 options to purchase common shares of our company at an exercise price of $0.37. These options will vest in four quarterly installments over a one year period and expire on February 10, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of January 31, 2009.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Kenneth Hicks	333,334	N/A	333,334	$0.25	Mar 16/13	Nil	Nil	Nil	Nil
Hamish Malkin	200,000	N/A	200,000	$0.25	Dec 13/09	Nil	Nil	Nil	Nil
Diego Guido	50,000	N/A	50,000	$0.62	Mar 10/10	Nil	Nil	Nil	Nil

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended January 31, 2009.

Long-Term Incentive Plan

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our compensation committee and our board of directors.

We entered into a consulting agreement with Frontera Geological Services Ltd. which provides for an incentive bonus for Kenneth Hicks for his services as President of our company. This agreement provides that Mr. Hicks is entitled to receive 250,000 common shares of our stock if (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our income was equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price of our common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 (U.S.). Mr. Hicks is currently entitled to receive these common shares because the condition stated in subparagraph (a) above has been met. These common shares have not yet been issued.

The consulting agreement with Frontera also provides that, should Mr. Hicks have been terminated prior to April 13, 2009 for any reason other than for cause, he was to receive a lump sum equal to his contract fee (plus value added taxes) for either (i) six months (ii) the remainder of the term or (iii) two months for each year Mr. Hicks worked for us since February 2004, whichever is greater. In addition to the termination fee, Mr. Hicks would also be entitled to receive the incentive bonus set out in his consulting agreement, regardless of whether it had been earned.

In the event of a change of control, Mr. Hicks will receive a lump sum of equal to his fee (plus value added taxes) for twelve moths, upon payment of which Mr. Hicks will be deemed to have resigned as a director and his consulting agreement will expire. A change of control is defined in the consulting agreement which can be viewed at http://www.sec.gov/Archives/edgar/data/1167887/000108503707000857/exhibit10_1.htm

The term of our agreement with Frontera commenced on April 13, 2007 and expired April 13, 2009, but the agreement provides for an automatic renewal for an additional term of two years unless either party gives notice to the other party that it does not wish to renew. Prior to the expiration of the original term, Mr. Hicks, acting on behalf of Frontera, gave notice that he desired to renegotiate the terms of his compensation. We are currently engaged in a discussion with Mr. Hicks in respect of the compensation to be paid for his services.

Other than our 2005 Stock Option Plan, our 2007 Stock Option Plan and Mr. Hicks’ incentive bonus, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Other than the provisions of the consulting agreement with Frontera described above, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director during the fiscal year ended January 31, 2009.

Other than as previously mentioned, we have no formal plan for compensating our directors for their service in their capacity as directors, although our directors could in the future receive stock options to purchase common shares if any are awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 29, 2009, there were 32,790,552 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Kenneth Hicks Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	3,862,500(3) Direct	10.7%
Hamish Malkin Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	200,000(4) Direct	0.6%
Jenna Hardy Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	300,000(5) Direct	0.9%
Colin Godwin Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	300,000(6) Direct	0.9%

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Richard Thibault Suite 602, 1112 West Pender Street Vancouver, BC V6E 2S1	common stock	250,000(7) Direct 150,000(7) Indirect(8)	1.2%
Patrick Downey PO Box 10434 Pacific Centre Suite 950 – 777 Dunsmuir Street Vancouver, B.C. V7Y 1K4	common stock	850,000(9) Direct	2.4%
Total Directors and officers as a group		5,912,500(10)	15.7%

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

(2)

Based on 32,790,552 shares of common stock issued and outstanding as of April 29, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 320,834 stock options which may be exercised into common shares and 1,650,000 share purchase warrants which may be exercised into common shares.

(4)	Includes 200,000 stock options which may be exercised into common shares.

(5)	Includes 200,000 stock options which may be exercised into common shares and 50,000 share purchase warrants which may be exercised into common shares.

(6)	Includes 200,000 stock options which may be exercised into common shares and 50,000 share purchase warrants which may be exercised into common shares.

(7)	Includes 250,000 stock options which may be exercised into common shares and 75,000 share purchase warrants which may be exercised into common shares.

(8)	75,000 common shares and 75,000 share purchase warrants are held by Miriam Galey, spouse of Richard Thibault.

(9)	Includes 150,000 stock options which may be exercised into common shares and 300,000 share purchase warrants which may be exercised into common shares.

(10)	Includes 1,320,834 stock options which may be exercised into common shares and 2,125,000 share purchase warrants which may be exercised into common shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the year ended January 31, 2007, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($53,348) in which any of our directors, nominees for directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On April 13, 2007, we entered into a consulting agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our President, Ken Hicks. Under the agreement, Frontera Geological Services Ltd. has agreed to make Mr. Hicks available to us on a substantially full-time basis (approximately 80% of his working hours) to serve as our President for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of approximately $7,684 (CDN$9,000) per month and we agreed to issue to Mr. Hicks 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of our company at an exercise price of $1.25 until they expire on April 12, 2012. On April 13, 2007, we issued these 900,000 share purchase warrants to Mr. Hicks. The consulting agreement provides that if (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our income was equal to or greater than $5,000,000 (U.S.) from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equaled or exceeded $3.00 (U.S.) then, in either of such events, we have agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. Mr. Hicks is currently entitled to receive these common shares because the condition stated in subparagraph (a) above has been met. These common shares have not yet been issued. The term of this agreement commenced on April 13, 2007 and expired April 13, 2009, but the agreement provides for an automatic renewal for an additional term of two years unless either party gives notice to the other party that it does not wish to renew. Prior to the expiration of the original term, Mr. Hicks, acting on behalf of Frontera, gave notice that he desired to renegotiate the terms of his compensation. We are currently engaged in a discussion with Mr. Hicks in respect of the compensation to be paid for his services.

On July 5, 2005, we granted to Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.50 per share expiring on June 26, 2015. The exercise price of these options was reduced to $0.25 on December 13, 2005. Also on July 5, 2005, we granted Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share expiring on June 26, 2015. The exercise price of these options was increased to $0.25 on December 13, 2005. On February 7, 2006 we granted to Mr. Hicks 200,000 options to purchase shares of our common stock at an exercise price of $0.49 per share expiring on February 7, 2011. On February 10, 2009 we granted to Mr. Hicks 750,000 options to purchase shares of our common stock at an exercise price of $0.37 per share expiring on February 10, 2014.

On May 5, 2006 we issued 200,000 shares of our common stock to Mr. Hicks upon the exercise of options. The options were exercisable at an exercise price of $0.25 per share. On March 12, 2007, Mr. Hicks exercised 418,395 options that were exercisable at an exercise price of $0.25 per share and, accordingly, we issued 418,395 shares of our common stock. Payment for the exercise of 376,739 of 418,395 options was made by applying the outstanding balance of a debt due from our company to Mr. Hicks evidenced by a promissory note made by our company on July 1, 2006. At the date of exercise, we owed Mr. Hicks principal and accrued interest of approximately $94,184.93 (CDN$104,175.34) . This promissory note has now been cancelled. Payment for the balance of 418,395 options was made by applying $10,414 due to Mr. Hicks for reimbursable expenses. On April 2, 2007, Mr. Hicks exercised 248,271 options and, accordingly, we issued 248,271 shares of our common stock to Mr. Hicks. Of the 248,271 options, 48,271 had an exercise price of $0.25 per share and 200,000 had an exercise price of $0.49 per share. Except with respect to the 750,000 options granted to Mr. Hicks on February 10, 2009, all of the remaining options owned by Mr. Hick have vested.

On July 1, 2006, Mr. Hicks made a loan in the principal amount of CDN$100,000 to our company, which was evidenced by a demand promissory note bearing simple interest at six percent (6%) (this loan was repaid on March 12, 2007, when Mr. Hicks applied the balance owed as against the exercise price of options to purchase shares of our common stock).

On January 15, 2009, we sold to Mr. Hicks 750,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $75,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until the second anniversary of the closing.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,039 (CDN $1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,500 (CDN $2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to Mr. Malkin options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share. Although this written agreement has expired, Mr. Malkin continues to act as our Chief Financial Officer (and our principal accounting and financial officer) and we continue to pay Mr. Malkin a cash consulting fee for those services. As required by our written agreement with him, on December 13, 2005, we issued options to purchase 200,000 shares of our common stock to Mr. Malkin at an exercise price of $0.25 per share. These options will expire on December 13, 2009.

We have an oral agreement with our bookkeeper, Ramon Belonio, pursuant to which Mr. Belonio keeps our accounting records on an as-needed basis at an hourly rate of approximately $24 (CDN $30.00) per hour.

We also have an oral consulting agreement with Diego Guido. He supervises the geological aspects of data compilation, interpretation and design of exploration programs for detail mapping, reconnaissance exploration and drill targeting. Until June, 2008, Mr. Guido worked for us on an “as-required” basis and we paid him at a daily rate for time spent. Since June, 2008, he has begun to work for us on a full time basis and we have paid him $7,000 per month. In addition to this compensation, on December 7, 2006 we awarded to Mr. Guido an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Guido an additional incentive bonus in the form of 35,000 shares of our common stock. On December 13, 2005 we granted to Mr. Guido 50,000 options to purchase shares of our common stock at an exercise price of $0.25 per share. These options have all vested and expire on December 13, 2009. On March 10, 2006, we granted to Mr. Guido 50,000 options to purchase shares of our common stock at an exercise price of $0.62 per share. These options have all vested and expire on March 10, 2010. On October 28, 2008, we granted to Mr. Guido 150,000 options to purchase shares of our common stock at an exercise price of $0.35 for a five year term expiring October 28, 2013.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Until June, 2008, our subsidiary paid Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. Since June, 2008, our subsidiary has paid him $5,000 per month. In addition to this compensation, on December 7, 2006, we awarded to Mr. Rionda an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Rionda an additional incentive bonus in the form of 35,000 shares of our common stock. On June 27, 2005, we granted to Mr. Rionda 50,000 options to purchase shares of our common stock at an exercise price of $0.25 per share. These options have all vested and expire on June 26, 2010. On March 10, 2006, we granted to Mr. Rionda 50,000 options to purchase shares of our common stock at an exercise price of $0.62 per share. These options have all vested and expire on March 10, 2010.

On November 13, 2007, we issued 100,000 options to Patrick Downey, a nominee for director, pursuant to our 2007 Stock Option Plan with an exercise price of $1.13 per share. These options expire on November 13, 2012. On March 20, 2008, we sold 200,000 units to Mr. Downey at a purchase price of $1.25 per unit for gross proceeds of $250,000. Each unit consists of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 until September 20, 2009. On January 15, 2009, we sold to Mr. Downey 200,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $20,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until the second anniversary of the closing. On February 10, 2009 we granted to Mr. Downey 200,000 options to purchase shares of our common stock at an exercise price of $0.37 per share expiring on February 10, 2014.

On February 7, 2006, we granted Colin Godwin, our director, 200,000 options to purchase shares of our common stock at an exercise price of $0.49. These options have all vested and expire on February 7, 2011. On January 15, 2009, we sold to Godwin Consultants Ltd, a corporation wholly-owned by Mr. Godwin and his wife, 50,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $5,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until the second anniversary of the closing.

On February 7, 2006, we granted Jenna Hardy, our director, 200,000 options to purchase shares of our common stock at an exercise price of $0.49. These options have all vested and expire on February 7, 2011. On January 15, 2009, we sold to Ms Hardy 50,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $5,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until the second anniversary of the closing

On February 9, 2006, we granted Richard Thibault, our director, 200,000 options to purchase shares of our common stock at an exercise price of $0.58. These options have all vested and expire on February 9, 2011. On January 15, 2009, we sold to Miriam Galey, Mr. Thibault’s wife, 75,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $7,500. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until the second anniversary of the closing. Finally, on February 10, 2009 we granted to Mr. Thibault 200,000 options to purchase shares of our common stock at an exercise price of $0.37 per share expiring on February 10, 2014.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended January 31, 2009 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended January 31, 2009 and January 31, 2008 for professional services rendered by Morgan & Company for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2009	Year Ended January 31, 2008

Audit Fees and Audit Related Fees	$49,400	$43,295
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$49,400	$43,295

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Morgan & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Morgan & Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description
No.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB- 2 filed with the Commission on March 12, 2002 and incorporated herein by reference.

3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on March 12, 2002 and incorporated herein by reference.

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

Exhibit	Description
No.

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

10.12

Private Placement Subscription Agreement dated October 14, 2008 filed as an exhibit to our current Report on Form 8-K, filed with the Commission on October 20, 2008 and incorporated herein by reference.

10.13	Form of Subscription Agreement for Debentures filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 14, 2009 and incorporated herein by reference.

10.14	Form of Subscription Agreement for Units filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 15, 2009 and incorporated herein by reference.

10.15	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on April 27, 2009 and incorporated herein by reference.

(14)	Code of Ethics

14.1

Code of Ethics and Business Conduct of Officers, Directors and Employees, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 30, 2004 and incorporated herein by reference.

(21)	Subsidiaries

21.1	Subsidiaries of Argentex Mining Corporation

SCRN Properties Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGENTEX MINING CORPORATION

By:             /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
May 1, 2009

By:             /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:             /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
May 1, 2009

By:             /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 1, 2009

By:             /s/ Jenna Hardy
Jenna Hardy, Director
May 1, 2009

By:             /s/ Colin Godwin
Colin Godwin, Director
May 1, 2009

By:             /s/ Richard Thibault
Richard Thibault, Director
May 1, 2009

By:             /s/ Patrick Downey
Patrick Downey, Director
May 1, 2009