Form 10-K/A
period 2008-01-31
ARGENTEX MINING CORP
filed 2009-06-02
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

This Amendment No. 3 to the annual report on Form 10-KSB for the year ended January 31, 2009, of Argentex Mining Corporation, amends Item 8A, Disclosure Controls and Procedures and Management’s Report on Internal Control Over Financial Reporting, of the Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2008 in order to correct a deficiency in the original filing.  Except for the correction of this deficiency, this Amendment No. 3 to our Form 10-KSB does not update any disclosure from, or reflect any event occurring subsequent to, April 30, 2008, which is the filing date of the original Form 10-KSB.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
June 2, 2009

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
June 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
June 2, 2009

By:      /s/ Hamish Malkin
Hamish Malkin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
June 2, 2009

By:      /s/ Jenna Hardy
Jenna Hardy, Director
June 2, 2009

By:      /s/ Colin Godwin
Colin Godwin, Director
June 2, 2009

By:      /s/ Richard Thibault
Richard Thibault, Director
June 2, 2009