Form 10-Q
period 2009-04-30
ARGENTEX MINING CORP
filed 2009-06-15
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]     No [   ]     (does not yet apply to registrant)

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

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

35,503,669 common shares issued and outstanding as at June 8, 2009.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended April 30, 2009, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30	January 31,
	2009	2009
	(unaudited)

ASSETS

Current
Cash and cash equivalents	$320,689	$108,560
Receivables	4,609	3,679
Prepaid expenses	8,003	16,007

Total current assets	333,301	128,246

Equipment (Note 4)	34,795	36,845

	$368,096	$165,091

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilites
Accounts payable and accrued liabilities	$136,241	$115,648
Promissory note (Note 6)	150,000	150,000
Convertible debentures (Notes 7)	102,709	100,682
	388,950	366,330

Stockholders' (deficiency)

Preferred stock, 100,000,000 share authorized with a par value of $0.001 (issued: April 30, 2009 - Nil: January 31, 2009 - Nil)
Preferred stock, Series A convertible, 2,000 authorized with a par value
of $0.001 (issued: April 30, 2009 - Nil: January 31, 2009 - Nil)	-	-
Common stock, 100,000,000 shares authorized with a par value of $0.001 (issued: April 30, 2009 - 34,268,887:
January 31, 2009 - 32,290,553)	34,269	32,591
Warrants	93,493	93,493
Additional paid-in capital	14,684,956	14,093,311
Deficit accumulated during exploration stage	(14,833,572)	(14,420,634)

Total stockholders' (deficiency)	(20,854)	(201,239)

Total liabilities and stockholders' (deficiency)	$368,096	$165,091

Nature of Operations (Note 2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three
	Months	Months	Inception
	Ended	Ended	(December
	April 30,	April 30,	21, 2001) to
	2009	2008	April 30, 2009

Expenses
Consulting fees	$156,207	$127,031	$3,134,209
Depreciation	2,050	1,900	13,916
Foreign exchange loss	10,088	-	306,364
Investor relations and communication	36,742	22,285	1,671,352
Mineral property interests (Note 5)	106,807	2,488,468	6,726,071
Office and sundry	17,033	23,403	436,702
Rent	6,060	8,729	92,281
Professional fees	58,144	169,410	1,096,895
Transfer agent fees	6,316	21,587	139,350
Travel	9,163	18,650	281,078
Write-down of mineral claims	-	-	408,496

	(408,610)	(2,881,463)	(14,306,714)
Interest (expense) income	(4,328)	6,234	(526,858)

Net Loss	$(412,938)	$(2,875,229)	$(14,833,572)

Basic and diluted loss per share	$(0.01)	$(0.10)

Weighted average number
of shares outstanding	32,667,886	29,734,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three	Three	Inception
	Months	Months	(December
	Ended	Ended	21, 2001) to
	April 30,	April 30,	April 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(412,938)	$(2,875,229)	$(14,833,572)
Items not affecting cash:
Depreciation	2,050	1,900	13,916
Stock-based compensation	101,696	54,154	2,021,618
Debt discount	2,027	-	2,694
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in assets and liabilities:
Receivables	(930)	-	(4,609)
Prepaid expenses	8,004	13,830	(8,003)
Accounts payable and accrued liabilities	20,593	1,048,706	276,129
Net cash used in operating activities	(279,498)	(1,756,639)	(11,734,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory note	-	-	790,410
Repayment of promissory notes	-	-	(640,410)
Proceeds from issuance of capital stock	491,627	3,626,528	10,712,234
Net cash provided by financing activities	491,627	3,626,528	12,512,234

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	-	(12,727)	(48,711)
Net cash used in investing activities	-	(12,727)	(457,207)

Change in cash and cash equivalents
during the period	212,129	1,857,162	320,689

Cash and cash equivalents, beginning
of period	108,560	845,219	-

Cash and cash equivalents, end of period	$320,689	$2,702,381	$320,689

Cash paid for interest during the period	$-	$-	$75,677

Cash paid for income taxes during the period	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM JANUARY 31, 2007 TO APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

							Deficit
	Number of						accumulated	Total
	Preferred		Number of				During the	Stockholders'
	Shares Series		common		Additional		Exploration	Equity
	A Convertible	Par Value	shares	Par Value	Paid-in Capital	Warrants	Stage	(Deficiency)

Balance, January 31, 2007	-	$-	20,996,723	$20,997	$4,978,759	$82,000	$(6,204,485)	$(1,122,729)
Conversion of promissory note	-	-	3,720,776	3,720	1,386,348	-	-	1,390,068
Shares issued for cash	-	-	1,930,720	1,931	2,224,933	-	-	2,226,864
Shares issued for finders fee	-	-	180,000	180	-	-	-	180
Cost of issuing shares	-	-	-	-	(12,708)	-	-	(12,708)
Shares issued for services	-	-	150,000	150	284,350	(82,000)	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	266,667
Exercise of stock options	-	-	666,667	666	214,001	-	-	214,667
Stock-based compensation	-	-	-	-	928,176	-	-	928,176
Net loss for the year	-	-	-	-	-	-	(3,688,314)	(3,688,314)
Balance, January 31, 2008	-	-	28,311,553	28,311	10,269,859	-	(9,892,799)	405,371

Shares issued for cash	-	-	4,279,000	4,280	4,050,720	-	-	4,055,000
Cost of issuing shares	-	-	-	-	(424,386)	93,493	-	(330,893)
Debt discount	-	-	-	-	49,985	-	-	49,985
Stock-based compensation	-	-	-	-	147,133	-	-	147,133
Net loss for the year	-	-	-	-	-	-	(4,527,835)	(4,527,835)

Balance, January 31, 2009	-	-	32,590,553	32,591	14,093,311	93,493	(14,420,634)	(201,239)

Shares issued for cash	-	-	1,478,334	1,478	442,022	-	-	443,500
Cost of issuing shares	-	-	-	-	(1,873)	-	-	(1,873)
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	101,696	-	-	101,696
Net loss for the period	-	-	-	-	-	-	(412,938)	(412,938)
Balance, April 30, 2009	-	$-	34,268,887	$34,269	$14,684,956	$93,493	$(14,833,572)	$(20,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The interim financial information of the Company as of April 30, 2009 and for the three-month periods ended April 30, 2009 and 2008 is unaudited, and the balance sheet as of January 31, 2009 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2009.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company was incorporated in the State of Nevada, U.S.A., on December 21, 2001. The Company’s name was changed to Argentex Mining Corporation on March 15, 2004. Effective September 6, 2007, holders representing approximately 51.82% of the Company’s issued and outstanding common shares, adopted a resolution by way of written consent approving the re-domicile of the Company from the state of Nevada to the state of Delaware by way of merger of the Company into its wholly- owned Delaware subsidiary, Argentex Mining Corporation.

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

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $14,833,572 for the cumulative period from December 21, 2001 (inception) to April 30, 2009, and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements follow the same significant accounting policies as those outlined in the notes to the audited consolidated financial statements for the year ended January 31, 2009. However the Company clarifies its significant accounting policies as follows:

Mineral Claim Payments and Exploration Expenditures

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets”. The Company assesses the carrying cost for impairment under SFAS No. 144 “Accounting for Impairment of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company’s significant accounting policies.

Reclassification

Acquisition costs of mineral properties, previously included in mineral property interests have been reclassified as write-down of mineral claim.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this statement on February 1, 2009 with no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). The Company adopted this statement on February 1, 2009 with no impact on its consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning February 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on February 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on February 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS No. 157 on February 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, with no material impact on its consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

4.	EQUIPMENT

	April 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$24,404	$5,172	$19,232
Furniture and fixtures	8,839	2,049	6,790
Computer equipment	14,874	6,101	8,773
	$48,117	$13,322	$34,795

	January 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$24,357	$4,108	$20,249
Furniture and fixtures	8,839	1,690	7,149
Computer equipment	15,515	6,068	9,447
	$48,711	$11,866	$36,845

5.	MINERAL PROPERTY INTERESTS

	a)	Pinguino Property

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS - Continued

c)	Santa Cruz and Rio Negro Properties

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

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the “Storm Cat Property” totalling 32,766 acres. As consideration for the Storm Cat Property, the Company paid to the vendor CAD$10,000.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY INTERESTS - Continued

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	Inception
	Months	Months	(December
	Ended	Ended	21, 2001) to
	April 30,	April 30,	April 30,
	2009	2008	2009

Pinguino Project:
Claim maintenance	$-	$11,710	$9,975
Assaying, testing and analysis	27,567	41,281	427,014
Camp and field supplies	63,250	173,216	1,437,621
Drilling	0	2,078,923	3,903,421
Geological and geophysical	12,364	163,958	686,097
Travel and accommodation	3,626	18,960	99,524
	106,807	2,488,048	6,563,652

Condor Project:
Claim maintenance	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

Santa Cruz Properties:
Claim maintenance	-	420	18,032
	-	420	18,032

Rio Negro Properties:
Camp and field supplies	-	-	51,836
Geological and geophysical	-	-	39,621
Travel and accommodation	-	-	9,614
	-	-	101,071

Other:	-	-	31,405

	$106,807	$2,488,468	$6,726,071

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	PROMISSORY NOTE

A promissory note payable was unsecured and consisted of the following:

			January 31,	January 31,
Date Issued	Maturity	Interest Rate	2009	2008
October 15, 2008	October 15, 2009	8%	$150,000	$-
			$150,000	$-

7.	CONVERTIBLE DEBENTURES

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

Convertible debentures were unsecured and consisted of the following amounts:

	January 31,	January 31,
	2009	2008

Face value	$150,000	$-
Less debt discount	(49,985)	-
Debt component	100,015	-
Accretion	2,694	-
	$102,709	$-

Over the term of the debentures, the debt component is being accreted to the face value of the instrument by recording approximately $10,000 per year in finance costs. During the three months ended April 30, 2009, finance costs of $2,027 were included in interest expense.

8.	CAPITAL STOCK

Stock Transactions

During the quarter ended April 30, 2009, the Company issued 200,000 common shares for proceeds of $50,000 on the exercise of stock options.

On April 24, 2009, the Company completed a private placement and issued 1,478,334 units for gross proceeds of $443,500. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.45 for a period of 24 months expiring on April 24, 2011.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CAPITAL STOCK - Continued Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2008	2,730,887	$1.50
Issued	2,997,000	1.03
Exercised	(767,250)	1.75
Balance at January 31, 2009	4,960,637	1.17
Issued	1,478,334	0.45
Expired	(73,637)	1.79
Balance at April 30, 2009	6,365,334	$1.00

At April 30, 2009, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

900,000	$ 1.50	July 4, 2009
90,000	$ 1.50	July 4, 2009
1,135,000	$ 1.60	September 20, 2009
190,440	$ 1.30	September 20, 2009
467,000	$ 1.60	September 25, 2009
79,560	$ 1.30	September 25, 2009
1,125,000	$ 0.15	January 15, 2011
1,478,334	$ 0.45	April 24, 2011
900,000	$ 1.25	April 13, 2012
6,365,334

On April 13, 2007 the Company entered into a consulting agreement with a company controlled by the President of the Company to provide the services of the President to the Company. Consideration under the Agreement included the issuance of 900,000 warrants exercisable at $1.25 for a two year period. The warrants were valued, using the Black Scholes valuation model, at $712,000 and recorded as stock based compensation in the financial statements. The assumptions used in the Black Scholes model were: risk free interest rate – 4.7%; expected life of the warrants – 2 years; annualized volatility – 140%; and dividend rate – 0%.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CAPITAL STOCK– Continued

Stock Options

On November 10, 2007, the board of directors approved the adoption of the 2007 Stock Option Plan which permits the Company to issue up to 5,662,310 shares of common stock to Company directors, officers, employees and consultants. The 2007 Stock Option Plan was approved by TSX Venture stock exchange and by the stockholders in September 2008.

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at January 31, 2008	1,723,334	$0.52
Granted	150,000	0.35
Cancelled	(20,000)	0.32
Balance at January 31, 2009	1,853,334	0.50
Granted	1,385,000	0.37
Exercised	(200,000)	0.25
Balance at April 30, 2009	3,038,334	$0.46

The weighted average fair value per stock options granted during the three months ended April 30, 2009, was $0.27 (2008 - $Nil).

At April 30, 2009, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

270,000	$ 0.25	December 13, 2009
50,000	$ 0.25	June 29, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
100,000	$ 0.62	March 10, 2010
233,334	$ 0.25	June 26, 2015
150,000	$ 1.35	May 11, 2011
100,000	$ 1.13	November 13, 2012
150,000	$ 0.35	October 28, 2013
1,385,000	$ 0.37	February 10, 2014
3,038,334

The fair value of stock options granted during the three months ended April 30, 2009 was $377,501 (2008 - $Nil) which is being recognized over the options vesting periods. At April 30, 2009, 2,687,809 stock options were exercisable. Total stock-based compensation recognized during the three months ended April 30, 2009 was $101,696 (2008 - $54,154).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	CAPITAL STOCK – Continued

Stock Options - Continued

Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Three Months	Three Months
	Ended April	Ended April
	30, 2009	30, 2008

Consulting fees	$88,066	$54,154
Investor relations	13,630	-
	$101,696	$54,154

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2009	2008

Risk-free interest rate	1.18%	-
Expected life of options	5.0 years	-
Annualized volatility	98%	-
Dividend rate	0%	-

As at April 30, 2009, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $215,583 and the AIV of options exercised during the three months ended January 31, 2009 was $24,600.

9.	RELATED PARTY TRANSACTIONS

Effective November 1, 2005, the Company entered into a management agreement with an officer at CAD$2,500 per month. During the three months ended April 30, 2009, the Company paid consulting fees of $6,009 (2008 - $7,531) relating to this management agreement.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

9.	RELATED PARTY TRANSACTIONS - Continued

period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus.

During the three months ended April 30, 2009 the Company paid consulting fees of $21,633 (2008 - $27,111) and recorded stock based compensation of $Nil (2008 - $Nil) relating to this consulting agreement and a predecessor agreement.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

10.	SEGMENTED INFORMATION

At April 30, 2009, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	April 30,	January 31,
	2009	2009

Identifiable assets
Canada	$332,718	$120,576
Argentina	35,378	44,515
	$368,096	$165,091

	Three	Three
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2009	2008

Loss for the period
Canada	$285,520	$367,299
Argentina	127,418	2,507,930
	$412,938	$2,875,229

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENTS

On May 22, 2009, the Company sold 434,782 units to one investor at a purchase price of $0.345 per unit for aggregate gross proceeds of approximately $150,000. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.45 until May 22, 2011.

On May 28, 2009, the Company issued 500,000 units to one investor upon the conversion of a convertible debenture in the face amount of $50,000. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.15 until May 28, 2011.

On June 5, 2009, a director exercised 300,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, the Company issued 300,000 common shares for gross proceeds of $45,000.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Until recently, we owned a fifth group of mineral exploration claims, known as the Argie claims, located in the Pleasant Valley area of British Columbia, near the town of Merritt, British Columbia. During the year ended January 31, 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 16, 2009. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property and we have concentrated almost all of our recent exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property but, given the current state of the economy and its effect on the securities markets in general and our share price in particular, we continue to believe, as we have previously announced, that the sale of equity in the current economic climate could result in excessive dilution to our existing shareholders. Therefore, we have temporarily suspended any significant exploration expenditures on our properties, including the Pinguino property, and we continue to base our plan of operations for the next 12 months on the assumption that during this period we will budget primarily for the maintenance of our mineral properties and other essential expenses. When further exploration is economically feasible, we intend to continue the exploration of our Pinguino property using a combination of geophysics, soil geochemistry, trenching and drilling, testing the limits of known mineralization as well as new target testing.

We anticipate that we will incur the following expenses during the 12 month period ending June 30, 2010:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$479,000
General and administrative expenses, including investor relations	$533,000
Accrued accounts payable and repayment of debt	$280,000
Total	$1,292,000
Cash on hand, June 1, 2009, estimated	$352,000
Proceeds form exercise of warrants	$45,000
Estimated excess of cash requirements over cash resources	$895,000

During the 12 months ending June 30, 2010, we anticipate that we will require approximately $895,000 in order to fund the plan of operations outlined above.

On April 24, 2009, we raised gross proceeds of approximately $443,500 in a private placement to eight investors. On May 22, 2009, we raised an additional $150,000 in a private placement to one investor. Our cash on hand as at the date of this quarterly report on Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that we are not aware of at the date of this quarterly report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

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

Expenses

Our operating results for the three month period ended April 30, 2009 and April 30, 2008 and the changes between those periods for the respective items are summarized as follows:

			Change between
	Three Month	Three Month	period ended April
	Period Ended	Period Ended	30, 2009 and April
	April 30, 2009	April 30, 2008	30, 2008
Mineral exploration	$106,807	$2,488,468	$2,381,661
activities
Stock-based	$101,696	$54,154	$(47,542)
compensation
Other general &	$204,435	$332,607	$128,172
administrative

Liquidity and Financial Condition

Working Capital

	Three Month Period		ended April 30, 2009 and
	Ended April 30, 2009	January 31, 2009	January 31, 2009
Current Assets	$333,301	$128,246	$205,055
Current Liabilities	$388,950	$366,330	$(22,620)
Working Capital (deficit)	$(55,649)	$(238,084)	$182,135

Cash Flows

		Three Month	Three Month	period ended April
		Period Ended April	Period Ended April	30, 2009 and April
		30, 2009	30, 2008	30, 2008
Cash Flows used in Operating Activities		$(279,498)	$(1,756,639)	$1,477,141
Cash Flows used in Investing Activities	$	Nil	$(12,727)	$12,727
Cash Flows provided by Financing		491,627	$3,626,528	$(3,134,901)
Activities

Net Increase (Decrease) in Cash During		$212,129	1,857,162	$(1,645,033)
Period

At April 30, 2009, our total assets were $368,096, which consisted of cash and cash equivalents of $320,689, receivables of $4,609, prepaid expenses of $8,003 and equipment of $34,795.

Current liabilities at April 30, 2009 were $388,950 and increased by 6% as compared to the balance as at January 31, 2009, primarily as a result of an increase in trade accounts payable.

The principal components of the loss for the three month period ended April 30, 2009 were mineral property interests, and consulting fees.

Operating expenses for the three month period ended April 30, 2009 decreased by 87% as compared to the comparative period in 2008 primarily as a result of decreased mineral property expenditures

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending June 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2010.

Employees

As of April 30, 2009, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President, our Chief Financial Officer and our part-time bookkeeper all provide services pursuant to consulting contracts. None of our consultants, including our Chief Financial Officer but excluding our President, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs.

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

Going Concern

We have historically incurred losses since inception. From inception through April 30, 2009, we incurred losses of $14,833,572. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the SEC, and several of those critical accounting policies are as follows:

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

Mineral Claim Payments and Exploration Expenditures

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets”. We assess the carrying cost for impairment under SFAS No. 144 “Accounting for Impairment of Long Lived Assets” at each fiscal quarter end. When we determine that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charges to operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this statement on February 1, 2009 with no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). The Company adopted this statement on February 1, 2009 with no impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning February 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on February 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on February 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS No.

157 on February 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, with no material impact on its consolidated financial statements.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending June 30, 2010, we expect to spend approximately $1,247,000 on the maintenance of our mineral properties and our company.  We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the three month period ended April 30, 2009, we incurred a net loss of $412,938. From inception through April 30, 2009, we have incurred an aggregate loss of $14,833,572. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On April 30, 2009, we had cash and cash equivalents in the amount of approximately $320,000. We estimate our average monthly operating expenses to be approximately $44,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending June 30, 2010. Furthermore, our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated and we might find that we need to raise even more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2009, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.13	Form of Subscription Agreement for Debentures filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 14, 2009 and incorporated herein by reference.

10.14	Form of Subscription Agreement for Units filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 15, 2009 and incorporated herein by reference.

10.15	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on April 27, 2009 and incorporated herein by reference.

10.16	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on May 26, 2009 and incorporated herein by reference.

(14)	Code of Ethics

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
Date: June 15, 2009

By: /s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: June 15, 2009