Form 10-Q
period 2009-07-31
ARGENTEX MINING CORP
filed 2009-09-11
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

36,685,940 common shares issued and outstanding as at September 9, 2009.

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At July 31, 2009 and for the Three and Six Months Ended July 31, 2009 and 2008

(UNAUDITED)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS

Current
Cash	$741,395	$108,560
Receivables	16,766	3,679
Prepaid expenses and deposit	30,624	16,007

Total current assets	788,785	128,246

Equipment (Note 4)	32,717	36,845

Total assets	$821,502	$165,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$2,813	$29,474
Accrued liabilities	10,592	-
Accrued professional fees	26,821	51,900
Accrued investor relations and communications	17,893	30,000
Accrued interest	9,534	4,274
Accrued mineral property interests	52,620	-
Promissory note (Note 6)	150,000	150,000
Convertible debentures (Note 7)	69,851	100,682

Total liabilities	340,124	366,330

Commitments (Notes 12 and 14 )

Stockholders' equity (deficiency)
Preferred stock, $0.001 par value, authorized 100,000,000,
nil shares issued and outstanding at July 31, 2009 and
January 31, 2009	-	-
Preferred stock, Series A convertible, $0.001 par value,
authorized 2,000, nil shares issued and outstanding at
July 31, 2009 and January 31, 2009	-	-
Common stock, $0.001 par value, authorized 100,000,000,
36,685,940 and 32,590,553 issued and outstanding at
July 31, 2009 and January 31, 2009, respectively	36,686	32,591
Warrants	93,493	93,493
Additional paid-in capital	15,671,179	14,093,311
Deficit accumulated during the exploration stage	(15,319,980)	(14,420,634)

Total stockholders' equity (deficiency)	481,378	(201,239)

Total liabilities and stockholders' (deficiency)	$821,502	$165,091

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended		Six Months Ended		From December 21,
	July 31,		July 31,		2001 (Inception)
	2009	2008	2009	2008	to July 31, 2009

Expenses

Consulting fees	$120,754	$130,680	$276,961	$223,230	$3,254,963
Depreciation	2,078	2,306	4,128	4,206	15,994
Foreign exchange loss	4,887	-	14,975	-	311,251
Investor relations and communication	51,826	54,579	88,568	111,345	1,723,178
Mineral property interests (Note 5)	176,806	441,621	283,613	2,930,089	6,902,877
Office and sundry	17,837	66,179	34,870	89,582	454,539
Professional fees	69,754	99,988	127,898	269,398	1,166,649
Rent	6,331	7,408	12,391	16,137	98,612
Transfer agent fees	19,191	3,038	25,507	24,625	158,541
Travel	12,378	16,713	21,541	35,363	293,456
Write-down of mineral claims	-	116,556	-	116,556	408,496

Net operating loss	(481,842)	(939,068)	(890,452)	(3,820,531)	(14,788,556)

Interest income (expense)	(4,566)	2,064	(8,894)	8,298	(531,424)

Net loss	$(486,408)	$(937,004)	$(899,346)	$(3,812,233)	$(15,319,980)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.12)

Weighted average number of shares
outstanding - basic and diluted	35,485,090	31,465,553	34,148,163	30,609,443

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 31, 2008 TO JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

	Preferred Stock						Deficit
	Series A Convertible		Common Stock				Accumulated	Total
					Additional		During the	Stockholders'
			Number of		Paid-in		Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Warrants	Stage	(Deficiency)
Balance at January 31, 2008	-	$-	28,311,553	$28,311	$10,269,859	$-	$(9,892,799)	$405,371

Common stock issued for cash	-	-	4,279,000	4,280	4,050,720	-	-	4,055,000
Cost of issuing stock	-	-	-	-	(424,386)	93,493	-	(330,893)
Debt discount	-	-	-	-	49,985	-	-	49,985
Stock-based compensation	-	-	-	-	147,133	-	-	147,133
Net loss for the year	-	-	-	-	-	-	(4,527,835)	(4,527,835)

Balance at January 31, 2009	-	-	32,590,553	32,591	14,093,311	93,493	(14,420,634)	(201,239)

Conversion of convertible debenture	-	-	500,000	500	49,500	-	-	50,000
Non-cash interest on convertible
debenture	-	-	-	-	1,126	-	-	1,126
Equity component of convertible
debenture converted	-	-	-	-	(16,662)	-	-	(16,662)
Common stock issued for cash	-	-	3,095,388	3,095	1,240,655	-	-	1,243,750
Cost of issuing stock	-	-	-	-	(3,824)	-	-	(3,824)
Exercise of warrants	-	-	300,000	300	44,700	-	-	45,000
Exercise of stock options	-	-	200,000	200	49,800	-	-	50,000
Stock-based compensation	-	-	-	-	212,573	-	-	212,573
Net loss for the period	-	-	-	-	-	-	(899,346)	(899,346)

Balance at July 31, 2009	-	$-	36,685,941	$36,686	$15,671,179	$93,493	$(15,319,980)	$481,378

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	For Six Months		From December 21,
	Ended July 31,		2001 (Inception) to
	2009	2008	July 31, 2009

Cash flows from operating activities
Net loss	$(899,346)	$(3,812,233)	$(15,319,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,128	4,206	15,994
Stock-based compensation	212,573	112,843	2,132,495
Debt discount	3,633	-	4,300
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities
Receivables	(13,087)	-	(16,766)
Prepaid expenses and deposit	(14,617)	(5,221)	(30,624)
Accounts payable	(26,661)	(486,794)	339,365
Accrued liabilities	10,592	1,034	9,558
Accrued professional fees	(25,079)	36,637	(61,716)
Accrued investor relations and communications	(12,107)	-	(12,107)
Accrued interest	5,260	-	5,260
Accrued mineral property interests	52,620	72,819	(20,199)

Net cash used in operating activities	(702,091)	(4,076,709)	(12,156,931)

Cash flows from investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	-	(22,231)	(48,711)

Net cash used in investing activities	-	(22,231)	(457,207)

Cash flows from financing activities
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory notes	-	-	790,410
Repayment of promissory notes	-	-	(640,410)
Proceeds from issuance of capital stock	1,334,926	3,626,528	11,555,533

Net cash provided by financing activities	1,334,926	3,626,528	13,355,533

Increase (decrease) in cash during the period	632,835	(472,412)	741,395

Cash, beginning of period	108,560	845,219	-

Cash, end of period	$741,395	$372,807	$741,395

Supplemental disclosures
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$75,677

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$50,000	$-	$-
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

We were incorporated in the State of Nevada on December 21, 2001 under the name Delbrook Corporation. On March 15, 2004, we changed our name to Argentex Mining Corporation. We effected this name change by merging with our wholly owned subsidiary, Argentex Mining Corporation, a Nevada corporation that we formed specifically for this purpose. Our company was the surviving company in the merger. On November 5, 2007, we moved our state of domicile from Nevada to Delaware. This re-domicile was effected by merging with our wholly owned subsidiary Argentex Mining Corporation, a Delaware corporation that we formed specifically for this purpose. Our subsidiary was the surviving entity upon completion of the merger. Since November 5, 2007, we have been a Delaware corporation.

We have one subsidiary, SCRN Properties Ltd., a Delaware corporation incorporated on February 13, 2004, which we formed for the purpose of acquiring and exploring natural resource properties in Argentina.

In these notes, the terms “Argentex”, “Company”, “we”, “us” or “our” mean Argentex Mining Corporation and its subsidiary, SCRN Properties Ltd., whose operations are included in these consolidated financial statements.

Argentex is involved in acquiring and exploring mineral properties in Argentina. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Exploration Stage

We have not produced any significant revenues from our principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These unaudited consolidated financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.

Basis of Presentation

These unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Argentex’s annual report on Form 10-K for the year ended January 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements for the year ended January 31, 2009 included in our annual report on Form 10-KSB.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of our significant accounting policies are included in our annual report on form 10-K for the year ended January 31, 2009. Additional significant accounting policies that either affect us or have been developed since January 31, 2009 are summarized below.

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on our results of operations or financial position for any period presented.

Acquisition costs of mineral properties, previously included in mineral property interests have been reclassified as write-down of mineral claim.

Accrued liabilities previously included in accounts payable and accrued liabilities have been reclassified as accrued liabilities, accrued professional fees, accrued investor relations and communications, accrued interest and accrued mineral property interests.

Share issue costs have been reclassified to either consulting or investor relations and communications.

Mineral Claim Payments and Exploration Expenditures

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in Emerging Issues Task Force (EITF) 04-02 Whether Mineral Rights are Tangible or Intangible Asset”. We assess the carrying cost for impairment under SFAS No. 144 Accounting for Impairment of Long Lived Assets at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of our significant accounting policies.

Investment in and Expenditures on Mineral Property Interests

Realization of our investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from ambiguous conveyance history of many mineral properties. To the best of our knowledge we believe all of our unproved mineral interests are in good standing and that we have title to all of these mineral property interests.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies. We operate outside of the U.S. primarily in Argentina and Canada and we are exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not believe that it has any material risk to its foreign currency exchange.

Fair Value of Financial Instruments

We account for financial instruments in accordance with FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 (FSP FAS 107-1/APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. (Note 12)

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and receivables.

We maintain our Canadian cash in a major chartered Canadian bank deposit account insured by the Canadian Deposit Insurance Corporation up to $100,000. Our Canadian dollar bank account balance, at times, may exceed federally insured limits.

We maintain our Argentinean pesos in an Argentinean bank deposit account. We keep our Argentinean peso bank deposit account balance within federally insured limits.

We maintain our U.S. cash in major chartered Canadian bank deposit accounts. Our U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At July 31, 2009 and January 31, 2009, the Company had approximately $730,000 and $60,000, respectively in cash that was not insured.

As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not lost any cash and do not believe our cash is exposed to any significant credit risk.

Our operations involve dealing with uncertainties and judgments in applying complex tax regulations in Canada and Argentina. The final taxes paid are dependent upon many factors including negotiations with tax authorities in various jurisdictions. We record potential withholding tax, value added tax and mineral property tax liabilities based on our estimate of whether and the extent to which taxes may be refunded or deemed payable.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Financial Instruments, continued

Concentration of Operations

Our operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on our operations.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain equity financing and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At July 31, 2009, the Company had accumulated losses of $15,319,980 since inception (December 21, 2001). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future or be successful with any financing ventures. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 – EQUIPMENT

		July 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$24,404	$6,184	$18,220
Furniture and fixtures	8,839	2,407	6,432
Computer equipment	14,874	6,809	8,065
	$48,117	$15,400	$32,717

		January 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$24,357	$4,108	$20,249
Furniture and fixtures	8,839	1,690	7,149
Computer equipment	15,515	6,068	9,447
	$48,711	$11,866	$36,845

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS

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

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favor of a director. As consideration for the Condor Property, the Company paid to the vendor CAD$10,000. The Company has the right to repurchase either one-half of the royalty for CAD$1,000,000 or all of the royalty for CAD$2,000,000.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

c)	Santa Cruz and Rio Negro Properties, continued

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

The Mineral Property Acquisition Agreement and the Share Purchase agreement also provide for an “area of interest” such that, in the event that the vendor records any property claims within five (5) kilometers of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	Six	Six	December
	Months	Months	Months	Months	21, 2001
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2009	2008	2009	2008	2009

Pinguino Project:
Claim maintenance	$-	$-	$-	$11,710	$9,975
Assaying, testing and analysis	59,523	50,007	87,090	91,288	486,537
Camp and field supplies	58,441	204,468	121,691	377,684	1,496,062
Drilling	-	156,518	-	2,235,441	3,903,421
Geological and geophysical	55,645	29,995	68,009	193,953	741,742
Travel and accommodation	3,197	129	6,823	19,089	102,721
	176,806	441,117	283,613	2,929,165	6,740,458

Condor Project:
Claim maintenance	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Claim maintenance	-	504	-	924	18,032
	-	504	-	924	18,032

Rio Negro Properties:
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	-	-	-	-	39,621
Travel and accommodation	-	-	-	-	9,614
	-	-	-	-	101,071

Other:	-	-	-	-	31,405

	$176,806	$441,621	$283,613	$2,930,089	$6,902,877

NOTE 6 – PROMISSORY NOTE

The promissory note payable is unsecured and consists of the following:

			July 31,	January 31,
Date Issued	Maturity	Interest Rate	2009	2009
October 15, 2008	October 15, 2009	8%	$150,000	$150,000
			$150,000	$150,000

At July 31, 2009, interest of $9,534 ($3,584 - January 31, 2009) was accrued on the promissory note.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CONVERTIBLE DEBENTURES

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

On May 28, 2009, one of the $50,000 debentures was converted into 500,000 units. (Note 8)

The convertible debentures are unsecured and consist of the following:

	July 31,	January 31,
	2009	2009

Face value	$100,000	$150,000
Less debt discount	(33,323)	(49,985)
Debt component	66,677	100,015
Accretion	3,174	667
	$69,851	$100,682

Over the term of the debentures, the debt component is being accreted to the face value of the instrument by recording approximately $6,500 per year in finance costs. During the six months ended July 31, 2009, finance costs of $1,607 were included in interest expense.

NOTE 8 – CAPITAL STOCK

Stock Transactions

On July 13, 2009, the Company completed a private placement and issued 727,272 units for gross proceeds of $400,000. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.65 for a period of 24 months expiring on July 13, 2011.

On June 18, 2009, the Company completed a private placement and issued 455,000 units for gross proceeds of $250,250. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.65 for a period of 24 months expiring on June 18, 2011.

On June 5, 2009, the Company issued 300,000 shares of common stock for proceeds of $45,000 on the exercise of warrants. (Note 9)

On May 28, 2009, the Company issued 500,000 units on conversion of a $50,000 convertible debenture. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.15 for a period of 24 months expiring on May 28, 2011.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

On May 22, 2009, the Company completed a private placement and issued 434,782 units for gross proceeds of $150,000. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.45 for a period of 24 months expiring on May 22, 2011.

During the quarter ended July 31, 2009, the Company issued 200,000 shares of common stock for proceeds of $50,000 on the exercise of stock options. (Note 9)

On April 24, 2009, the Company completed a private placement and issued 1,478,334 units for gross proceeds of $443,500. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.45 for a period of 24 months expiring on April 24, 2011.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted
		Average
	Shares	Exercise
		Price

Balance at January 31, 2008	2,730,887	$1.50
Issued	2,997,000	1.03
Exercised	(767,250)	1.75
Balance at January 31, 2009	4,960,637	1.17
Issued	3,595,388	0.47
Exercised	(300,000)	0.15
Expired	(1,088,637)	1.52
Balance at July 31, 2009	7,167,388	$0.81

At July 31, 2009, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

1,135,000	$ 1.60	September 20, 2009
190,440	$ 1.30	September 20, 2009
442,000	$ 1.60	September 25, 2009
79,560	$ 1.30	September 25, 2009
825,000	$ 0.15	January 15, 2011
1,478,334	$ 0.45	April 24, 2011
434,782	$0.45	May 22, 2011
500,000	$0.15	May 28, 2011
455,000	$0.65	June 18, 2011
727,272	$0.65	July 13, 2011
900,000	$ 1.25	April 13, 2012
7,167,388

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Share purchase warrants, continued

On April 13, 2007 the Company entered into a consulting agreement with a company controlled by the President of the Company to provide the services of the President to the Company. Consideration under the Agreement included the issuance of 900,000 warrants exercisable at $1.25 for a five year period. The warrants were valued, using the Black Scholes valuation model, at $712,000 and recorded as stock based compensation in the financial statements. The assumptions used in the Black Scholes model were: risk free interest rate of 4.7%; expected life of the warrants is 2 years; annualized volatility of 140%; and dividend rate of 0%. (Note 9)

Stock Options

On November 10, 2007, the board of directors approved the adoption of the 2007 Stock Option Plan which permits the Company to issue up to 5,662,310 shares of common stock to Company directors, officers, employees and consultants. The 2007 Stock Option Plan was approved by TSX Venture stock exchange and by the stockholders in September 2008.

Stock option transactions are summarized as follows:

	Number of	Weighted
		Average
	Shares	Exercise
		Price

Balance at January 31, 2008	1,723,334	$0.52
Granted	150,000	0.35
Cancelled	(40,000)	0.44
Balance at January 31, 2009	1,833,334	0.51
Granted	2,385,000	0.47
Exercised	(200,000)	0.25
Balance at July 31, 2009	4,018,334	$0.50

The weighted average fair value per stock options granted during the six months ended July 31, 2009, was $0.30 (2008 - $Nil).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options, continued

At July 31, 2009, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

250,000	$ 0.25	December 13, 2009
100,000	$ 0.62	March 10, 2010
50,000	$ 0.25	June 26, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
150,000	$ 1.35	May 11, 2011
1,000,000	$0.60	July 14, 2012
100,000	$ 1.13	November 13, 2012
150,000	$ 0.35	October 28, 2013
1,385,000	$ 0.37	February 10, 2014
233,334	$ 0.25	June 26, 2015
4,018,334

The fair value of stock options granted during the six months ended July 31, 2009 was $719,124 (2008 - $Nil) which is being recognized over the options vesting periods. At July 31, 2009, 2,325,834 stock options were exercisable. Total stock-based compensation recognized during the six months ended July 31, 2009 was $212,573 (2008 - $112,843).

Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Six Months	Six Months
	Ended July	Ended July
	31, 2009	31, 2008

Consulting fees	$185,317	$112,843
Investor relations	27,256	-
	$212,573	$112,843

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options, continued

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2009	2008

Risk-free interest rate	1.23%	-
Expected life of options	4.16 years	-
Annualized volatility	94%	-
Dividend rate	0%	-

On July 14, 2009 the Company entered into a consulting agreement with an officer and company controlled by that officer whereby Company agreed to issue 1,000,000 stock purchase options to this officer which entitles this officer to purchase 1,000,000 shares of the Company’s common stock. These options are exercisable at $0.60 for a three year period and vest in four installments of 250,000 shares, on January 14, 2010, April 14, 2010, July 14, 2010 and January 14, 2011. The warrants were valued, using the Black Scholes valuation model, at $341,623, $9,205 of this amount was recorded as stock based compensation in the financial statements the remaining $332,418 will be recorded when the options vest. The assumptions used in the Black Scholes model were: risk free interest rate of 1.29%; expected life of the warrants was 3 years; annualized volatility of 89%; and dividend rate of 0%. (Note 9)

As at April 30, 2009, the aggregate intrinsic value (AIV) of all outstanding, vested stock options was $1,191,650 and the AIV of options exercised during the three months ended January 31, 2009 was $27,600.

NOTE 9 - RELATED PARTY TRANSACTIONS

Effective November 1, 2005, the Company entered into a management agreement with an officer at CAD$2,500 per month. During the six months ended July 31, 2009, the Company paid or accrued consulting fees of $13,106 (2008 - $15,106) relating to this management agreement. (Note 14)

During the six months ended July 31, 2009, the Company paid consulting fees of $2,408 (2008 - $Nil) to this officer.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9 - RELATED PARTY TRANSACTIONS, continued

In April, 2007, the Company entered into a consulting agreement with Frontera Geological Services Ltd., a company wholly-owned by the Company’s President. Under the agreement, Frontera Geological Services Ltd. agreed to make the President available to the Company on a substantially full-time basis (approximately 80% of his working hours) to serve as President for a term of two years from the date of the agreement. In exchange, the Company agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of CAD$9,000 per month and agreed to issue to the Company’s president 900,000 share purchase warrants. Each share purchase warrant may be exercised into one common share of the Company at an exercise price of $1.25 until they expire on April 13, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, the Company has income equal to or greater than $5,000,000 from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for the Company’s common shares on any single market for 20 consecutive trading-days equals or exceeds $3.00 then, in either of such events, the Company has agreed to issue 250,000 common shares as an incentive bonus. (Note 14)

During the six months ended July 31, 2009 the Company paid consulting fees of $45,329 (2008 - $54,381) and recorded stock based compensation of $Nil (2008 - $Nil) relating to this consulting agreement and a predecessor agreement.

On June 5, 2009, a director exercised 300,000 warrants. (Note 8)

During the quarter ended July 31, 2009, a director exercised 200,000 stock options. (Note 8)

On July 14, 2009, we entered into a one year consulting agreement with an officer and a company controlled by this officer whereby we agreed to pay a consulting fee for services consistent with those ordinarily provided by an Executive Vice President of Corporate Development of CAD$12,500 per month and agreed to issue to this officer options to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share for three years. Under the terms of the agreement, if during the period from July 14, 2009 to July 14, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of our common stock or warrants for $4,500,000 or more if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 150,000, or (c) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days an additional incentive bonus is to be paid to this officer, based on the closing price of the Company’s stock at the end of 20 consecutive days of trading, times 250,000. This agreement is subject to shareholder approval. (Note 8)

During the six months ended July 31, 2009 the Company paid consulting fees of $5,793 to this company and recorded stock based compensation of $9,205 relating to this consulting agreement.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10 - SEGMENTED INFORMATION

At July 31, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	July 31,	January 31,
	2009	2009

Identifiable assets
Canada	$798,697	$120,576
Argentina	22,805	44,515
	$821,502	$165,091

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Loss for the period
Canada	$317,239	$387,666	$602,759	$754,965
Argentina	169,169	549,338	296,587	3,057,268
	$486,408	$937,004	$899,346	$3,812,233

NOTE 11 – FINANCIAL INSTRUMENTS

The carrying values and fair values of our financial instruments are as follows:

	July 31, 2009		January 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash	$741,395	$741,395	$108,560	$108,560
Receivables	$16,766	$16,766	$3,679	$3,679
Accounts payable and accrued liabilities	$120,273	$120,273	$115,648	$115,648
Promissory note	$150,000	$150,000	$150,000	$150,000
Convertible debenture	$69,851	$69,851	$100,682	$100,682

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 12 – COMMITMENT

Lease Commitment

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CAD$1,463 (US$1,358) per month until October 31, 2009 and CAD$1,537 (US$1,426) per month until October 31, 2010. At July 31, 2009, the minimum future lease payments under our operating lease are as follows:

At July 31,	Amount

2010	16,911
2011	4,279

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

New accounting standards adopted during the six months ended July 31, 2009 were:

On February 1, 2008, we adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2 (FAS 157-2), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for entities with a calendar year end or February 1, 2009 for us. Also in February 2008, the FASB issued FSP No. FAS 157-1 (FAS 157-1), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13 (SFAS 13), Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141 (SFAS 141), Business Combinations, or SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. We adopted SFAS No. 157 on February 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, with no material impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (b) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

  Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

  Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

  Level 3 - Inputs that are both significant to the fair value measurement and unobservable

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. We adopted SFAS 159 on February 1, 2008, with no material impact on our consolidated financial statements, as we did not elect the fair value option for any of our consolidated financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141 (R)), Business Combinations, which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this statement on February 1, 2009. We expect SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin (ARB) No. 51 (ARB 51), Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Our adoption of this statement on February 1, 2009 had no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Our adoption of SFAS 133 on February 1, 2009 did not a material effect on our current or comparative consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after February 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective for us on February 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

On May 9, 2008, the FASB issued FSP APB No. 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of FSP APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on February 1, 2009, the adoption of FSP APB 14-1 is did not have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue No. 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 (SFAS 133) Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 was effective for us on February 1, 2009, the adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On June 16, 2008, the FASB issued FSP EITF No. 03-6-1 (FSP EITF 03-06-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for us on February 1, 2009, adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 was effective for our fiscal year beginning February 1, 2009, adoption this statement had no material effect on our current or prior consolidated financial position or results of operations.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

In December 2008, the FASB issued FSP No. FAS 140-4 (FSP 140-4) and FIN No. 46(R)-8 (FIN 46(R)), Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008 or February 1, 2009 for us. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1 (FSP 132 (R)-1), Employers’ Disclosures about Pensions and Other Postretirement Benefit. FSP 132 (R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP was effective for our fiscal year beginning February 1, 2009. The adoption of FSP 132 (R) -1 and did not have a material impact on our consolidated financial statements.

In May 28, 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for us beginning with our Quarterly Report on Form 10-Q for the three and six months ended July 31, 2009, and will be applied prospectively. The adoption of SFAS 165 had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. We adopted FSP FAS 157-4 on July 31, 2009, the adoption of FSP FAS 157-4 had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP FAS 115-2/124-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 on July 31, 2009 had no impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP FAS 107-1/APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 on July 31, 2009 had no impact on our consolidated financial statements. (Note 11)

On April 1, 2009, the FASB adopted FSP No. FAS 141(R)-1 (FSP FAS 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. We adopted this on July 31, 2009. We expect FSP FAS 141(R)-1 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

New accounting standards to be adopted are as follows:

In June 2009, the FASB issued SFAS No. 166 (SFAS 166), Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. SFAS 166 eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The effective date is the beginning of fiscal year 2011 or February 1, 2011 for us. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R). This Statement requires a qualitative analysis to determine the primary beneficiary of a variable interest entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011 or February 1, 2011 for us. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP). This Statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The effective date is the August 1, 2009. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with SFAS 165 management evaluated all activity of the Company through September 11, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial Statements or disclosure in the consolidated notes to the financial statements.

Related Party Transactions

On August 15, 2009 we cancelled our CAD$2,500 per month management agreement with an officer. (Note 9)

On August 1, 2009, we entered into a two year consulting agreement with a director and Frontera Geological Services Ltd., a company wholly-owned by the Company’s President whereby we agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of CAD$12,500 per month and agreed to issue to this director options to purchase 100,000 shares of our common stock with a three year term and an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options are granted. Under the terms of the agreement, if during the period from August 1, 2009 to August 1, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more, if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of common stock or warrants of $4,500,000 or more, if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 150,000, (c) a resource estimate and a complete and positive scoping study is completed on the Company’s Pinguino property, a cash incentive bonus is to be paid to this director based on the closing price of the Company’s common stock on the date the scoping study is completed, times 150,000 or (d) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s stock at the end of 20 consecutive days of trading times, 250,000. This agreement is subject to regulatory and shareholder approval. (Note 9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

  Political changes in Argentina, which could affect our interests there, and

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 .

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Delaware corporation, and our wholly owned subsidiary, SCRN Properties Ltd., a Delaware corporation.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property and we have concentrated almost all of our recent exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property, where we have had exploration success in discovering polymetallic mineralization in the past. We believe that additional targeted exploration expenditures in the form of geophysics, soil geochemistry, trenching and drilling on the Pinguino property is warranted to test the limits of known mineralization as well as new target testing.

We have not determined whether our properties contain any mineral reserves. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. We have not begun significant operations and are considered an exploration stage company, as that term is defined in Industry Guide 7.

We anticipate that we will incur the following expenses during the 12 month period ending August 31, 2010:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$4,000,000
General and administrative expenses, including investor relations	$1,000,000
Accrued accounts payable, repayment of debt and acquisition of fixed assets	$230,000
Total	$5,230,000
Cash on hand, September 1, 2009, estimated	$650,000
Proceeds form exercise of warrants
Estimated excess of cash requirements over cash resources	$4,580,000

During the 12 months ending August 31, 2010, we anticipate that we will require approximately $4.6 million in order to fund the plan of operations outlined above.

Our cash on hand as at the date of this quarterly report on Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that we are not aware of at the date of this quarterly report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our equity securities.

We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

Results of Operations

Our operating results for the three and six-month period ended July 31, 2009 and 2008 and the changes between those periods in our operating expenses are summarized below:

			Changes
			between the			Changes
	Three-	Three-	Three-			between the
	month	month	month			Six-month
	period	period	period	Six-month	Six-month	period
	Ended	Ended	Ended July	period	period	Ended July
	July 31,	July 31,	21, 2009	Ended July	Ended July	31, 2009
	2009	2008	and 2008	31, 2009	31, 2008	and 2008
Mineral exploration	$176,806	$558,177	$(381,371)	$283,613	$3,046,645	$(2,763,032)
activities
Stock-based	110,877	58,689	52,188	212,573	112,843	99,730
compensation
General and	198,725	320,138	(121,413)	403,160	652,745	(249,585)
administrative

Total expenses	$486,408	$937,004	$(450,596)	$899,346	$3,812,233	$(2,912,887)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover a reserve on our properties or, if we do discover a reserve, that we will be able to enter into commercial production.

Expenses

Mineral Exploration Activities

Our mineral exploration expenses for the three-month period ended July 31, 2009 were $176,806, representing a decrease of $381,371 or 68% when compared to our mineral exploration expenses of $558,177 for the three-month period ended July 31, 2008. Our mineral exploration expenses for the six-month period ended July 31, 2009 were $283,613, representing a decrease of $2,763,032 or 91% when compared to our mineral exploration expenses of $3,046,645 for the six-month period ended July 31 2008. This decrease in our mineral exploration expenses was due primarily our decision to temporarily suspend our exploration program during the recent global economic downturn, as well as a write-down of mineral claims of $116,556.

Stock-Based Compensation

Our stock-based compensation expense increased by $52,188 or 89% from $58,689 for the three-month period ended July 31, 2008 to $110,877 for the three-month period ended July 31, 2009. Our stock-based compensation expense increased by $99,730 or 73% from $112,843 for the six-month period ended July 31, 2008 to $212,573 for the six-month period ended July 31, 2009. The increase in our stock-based compensation was due to the issuance of 2,385,000 stock options during the six-month period (of which 1,385,000 were issued during the three-month period) ended July 31, 2009, in contrast to the three and six-month periods ended July 31, 2008, during which we did not issue any stock options. At January 31, 2009 we reclassified stock-based compensation from a line item on our statement of operations and began allocating it to the appropriate expense categories.

General and Administrative

Our general and administrative expenses decreased by $121,413 or 38% from $320,138 for the three-month period ended July 31, 2008 to $198,725, for the three-month period ended July 31, 2009. This decrease was primarily caused by decreases in consulting fees of $48,486, investor relations and communications of $16,381 and office and sundry of $48,342 due to attending less conferences; professional fees of $30,234 due to listing on the TSX during the prior year. These decreases were partially offset by an increase in transfer agent fees of $16,153 due to equity transactions in the current period.

Our general and administrative expenses decreased by $249,585 or 38% from $652,745 for the six-month period ended July 31, 2008 to $403,160, for the six-month period ended July 31, 2009. This decrease was primarily caused by decreases in consulting fees of $18,743; investor relations and communications of $50,033, office and sundry of $54,712 and travel of $13,822 due to attending less conferences; professional fees of $141,500 due to listing on the TSX during the prior year.

Liquidity and Capital Resources

Our working capital at July 31, 2009 and 2008 is summarized below:

	At	At	Change between July 31, and
	July 31, 2009	January 31, 2009	January 31, 2009
Current assets	$788,785	$128,246	$660,539
Current liabilities	340,124	366,330	26,206
Working capital (deficit)	$448,661	$(238,084)	$686,745

Current Assets

Our current assets increased by $660,539 or 515% from $128,246 at January 31, 2009 to $788,785 at July 31, 2009. The increase was due to increases in cash from equity financing, receivables due to an increase in refundable value added tax and prepayments for services.

Current Liabilities

Our current liabilities decreased by $26,206 or 7% from $366,330 at January 31, 2009 to $340,124 at July 31, 2009. The decrease in our liabilities was primarily due to the conversion of one of our convertible debentures.

Working Capital

Our working capital increased by $686,745 or 288% from a working capital deficit of $238,084 to working capital of $448,661. The increase was primarily due to the cash we received from the sale of equity securities.

The following table summarizes our sources and uses of cash:

	Six-month period	Six-month period
	Ended July 31,	Ended July 31,
	2009	2008
Cash flows used in operating activities	$(702,091)	$(4,076,709)
Cash flows used in investing activities	-	(22,231)
Cash flows provided by financing activities	1,334,926	3,626,528

Net increase (decrease) in cash during period	$632,835	$(472,412)

Net cash used in operating activities

Net cash used in operating activities during the six-month period ended July 31, 2009 was $702,091. We used cash to prepay expenses, to pay value added tax and to pay accounts payable. These uses of cash were partially offset by a net decrease in our accruals.

Net cash used in operating activities during the six-month period ended July 31, 2008 was $4,076,709. We used cash to prepay expenses and to pay accounts payable. These uses of cash were partially offset by a net decrease in our accruals.

Net cash used in investment activities

We had no investment activities during the six-month period ended July 31, 2009.

During the six-month period ended July 31, 2008, we spent $22,231 on the acquisition of equipment.

Net cash provided by financing activities

During the six-month period ended July 31, 2008, we received net cash of $1,239,926 on the issuance of 3,095,388 units in respect of private placements, $45,000 on the exercise of 300,000 warrants and $50,000 on the exercise of 200,000 stock options.

During the six-month period ended July 31, 2008, we received cash of $3,626,528 on the issuance 3,154,000 units in respect of private placements.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending August 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2010.

Employees

As of July 31, 2009, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President and Executive Vice-President of Corporate Development provide services pursuant to consulting contracts. Our Chief Financial Officer receives a consulting fee on a monthly basis and our part-time bookkeeper provides services on an hourly basis. None of our consultants, including our Chief Financial Officer but excluding our President and our Executive Vice-President of Corporate Development, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President and our Executive Vice-President of Corporate Development are required to spend substantially all of their working time on our affairs.

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

Going Concern

We have historically incurred losses since inception. From inception through July 31, 2009, we incurred losses of $15,319,980. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at July 31, 2009

We have the following long-term contractual obligations and commitments:

Operating lease

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CAD$1,463 (US$1,358) per month until October 31, 2009 and CAD$1,537 (US$1,426) per month until October 31, 2010.

Consulting contract

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of CDN$12,500; (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. This agreement is subject to approval by our shareholders and has been included as an agenda item for our annual meeting of shareholders.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities and borrowing funds secured with promissory notes, and convertible debentures.

Critical Accounting Policies

A summary of our critical accounting policies is included in our annual report on Form 10-K for the year ended January 31, 2009. Additional critical accounting policies that either affect us or have been developed since January 31, 2009 are summarized below.

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on our results of operations or financial position for any period presented.

Acquisition costs of mineral properties, previously included in mineral property interests, have been reclassified as write-down of mineral claim.

Accrued liabilities previously included in accounts payable and accrued liabilities have been reclassified as accrued liabilities, accrued professional fees, accrued investor relations and communications, accrued interest and accrued mineral property interests.

Share issue costs have been reclassified to either consulting or investor relations and communications.

Mineral Claim Payments and Exploration Expenditures

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in Emerging Issues Task Force (EITF) 04-02 Whether Mineral Rights are Tangible or Intangible Asset”. We assess the carrying cost for impairment under SFAS No. 144 Accounting for Impairment of Long Lived Assets at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of our significant accounting policies.

Investment in and Expenditures on Mineral Property Interests

Realization of our investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from ambiguous conveyance history of many mineral properties. To the best of our knowledge we believe all of our unproved mineral interests are in good standing and that we have title to all of these mineral property interests.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies. We operate outside of the U.S. primarily in Canada and Argentina and we are exposed to foreign currency risk due to the fluctuation between the currencies in which we operate and U.S. currency. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk to our foreign currency exchange.

Fair Value of Financial Instruments

We account for financial instruments in accordance with FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 (FSP FAS 107-1/APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.

The carrying values and fair values of our financial instruments are as follows:

	July 31, 2009		January 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash	$741,395	$741,395	$108,560	$108,560
Receivables	$16,766	$16,766	$3,679	$3,679
Accounts payable and accrued liabilities	$120,273	$120,273	$115,648	$115,648
Promissory note	$150,000	$150,000	$150,000	$150,000
Convertible debenture	$69,851	$69,851	$100,682	$100,682

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and receivables.

We maintain our Canadian cash in a major chartered Canadian bank deposit account insured by the Canadian Deposit Insurance Corporation up to $100,000. Our Canadian dollar bank account balance, at times, may exceed federally insured limits.

We maintain our Argentinean pesos in an Argentinean bank deposit account. We keep our Argentinean peso bank deposit account balance within federally insured limits.

We maintain our U.S. cash in major chartered Canadian bank deposit accounts. Our U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At July 31, 2009 and January 31, 2009, we had approximately $730,000 and $60,000, respectively in cash that was not insured.

As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not lost any cash and do not believe our cash is exposed to any significant credit risk.

Our operations involve dealing with uncertainties and judgments in applying complex tax regulations in Canada and Argentina. The final taxes paid are dependent upon many factors including negotiations with tax authorities in various jurisdictions. We record potential withholding tax, value added tax and mineral property tax liabilities based on our estimate of whether and the extent to which taxes may be refunded or deemed payable.

Concentration of Operations

Our operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on our operations.

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of the Notes to our Consolidated Financial Statements which is included in our annual report on Form 10-K for the fiscal year ended January 31, 2009 for a discussion of recent accounting standards and pronouncements. Accounting pronouncements that have been issued or adopted subsequent to January 31, 2009 are described below:

New accounting standards adopted during the six-month period ended July 31, 2009 were:

On February 1, 2008, we adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2 (FAS 157-2), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for entities with a calendar year end or February 1, 2009 for us. Also in February 2008, the FASB issued FSP No. FAS 157-1 (FAS 157-1), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13 (SFAS 13), Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141 (SFAS 141), Business Combinations, or SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. We adopted SFAS No. 157 on February 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, with no material impact on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (b) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

  Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

  Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

  Level 3 - Inputs that are both significant to the fair value measurement and unobservable

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. We adopted SFAS 159 on February 1, 2008, with no material impact on our consolidated financial statements, as we did not elect the fair value option for any of our consolidated financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141 (R)), Business Combinations, which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this statement on February 1, 2009. We expect SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin (ARB) No. 51 (ARB 51), Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Our adoption of this statement on February 1, 2009 had no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Our adoption of SFAS 133 on February 1, 2009 did not have a material effect on our current or comparative consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after February 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective for us on February 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FSP APB No. 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of FSP APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on February 1, 2009, the adoption of FSP APB 14-1 is did not have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue No. 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 (SFAS 133) Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 was effective for us on February 1, 2009, the adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On June 16, 2008, the FASB issued FSP EITF No. 03-6-1 (FSP EITF 03-06-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 was effective for us on February 1, 2009, adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In November 2008, the EITF reached consensus on Issue No. 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 was effective for our fiscal year beginning February 1, 2009; adoption of this statement had no material effect on our current or prior consolidated financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 140-4 (FSP 140-4) and FIN No. 46(R)-8 [FIN 46(R)], Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008 or February 1, 2009 for us. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No.132 (R)-1 [FSP 132 (R)-1], Employers’ Disclosures about Pensions and Other Postretirement Benefit. FSP 132 (R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP was effective for our fiscal year beginning February 1, 2009. The adoption of FSP 132 (R)-1 did not have a material impact on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for us beginning with our Quarterly Report on Form 10-Q for the three and six-month periods ended July 31, 2009, and will be applied prospectively. The adoption of SFAS 165 had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. We adopted FSP FAS 157-4 on July 31, 2009, the adoption of FSP FAS 157-4 had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP FAS 115-2/124-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 on July 31, 2009 had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP FAS 107-1/APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 on July 31, 2009 had no impact on our consolidated financial statements. (Note 11)

On April 1, 2009, the FASB adopted FSP No. FAS 141(R)-1 (FSP FAS 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. We adopted this on July 31, 2009. We expect FSP FAS 141(R)-1 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

New accounting standards to be adopted are as follows:

In June 2009, the FASB issued SFAS No. 166 (SFAS 166), Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. SFAS 166 eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The effective date is the beginning of fiscal year 2011 or February 1, 2011 for us. We do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R). This Statement requires a qualitative analysis to determine the primary beneficiary of a variable interest entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011 or February 1, 2011 for us. We do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP). This Statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The effective date is the August 1, 2009. We do not expect that the adoption of this statement will have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending August 31, 2010, we expect to spend approximately $5,230,000 on the exploration of our mineral properties and our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the six-month period ended July 31, 2009, we incurred a net loss of $899,346. From inception through July 31, 2009, we have incurred an aggregate loss of $15,319,980. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On September 1, 2009, we had cash and cash equivalents in the amount of approximately $650,000. We estimate our average monthly operating expenses to be approximately $85,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending August 31, 2010. Furthermore, our budget could increase in response to matters that cannot be currently anticipated and we might find that we need to raise even more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

We are subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk due to foreign currency exchange.

Other Risks, Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation. If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

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

10.13	Form of Subscription Agreement for Debentures filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 14, 2009 and incorporated herein by reference.

10.14	Form of Subscription Agreement for Units filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 15, 2009 and incorporated herein by reference.

10.15	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on April 27, 2009 and incorporated herein by reference.

10.16	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on May 26, 2009 and incorporated herein by reference.

10.17	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on June 18, 2009 and incorporated herein by reference.

10.18	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on July 13, 2009 and incorporated herein by reference.

10.19

Consulting Agreement dated July 14, 2009 with 0845557 B.C. Ltd. and Mark Vanry filed as an exhibit to our current Report on Form 8-K, filed with the Commission on July 15, 2009 and incorporated herein by reference.

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

By: /s/ Kenneth Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
Date: September 11, 2009

By: /s/ Valerie Helsing
Valerie Helsing
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: September 11, 2009