Form 10-Q
period 2009-10-31
ARGENTEX MINING CORP
filed 2009-12-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

43,921,754 common shares issued and outstanding as at December 7, 2009.

PART I

Item 1. Financial Statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2009 and January 31, 2009 and for the Three and Nine Months
Ended October 31, 2009 and 2008

(UNAUDITED)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS

Current
Cash	$403,020	$108,560
Receivables	3,629	3,679
Prepaid expenses and deposit	21,590	16,007

Total current assets	428,239	128,246

Equipment (Note 4)	31,640	36,845

Total assets	$459,879	$165,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$479	$29,474
Accrued liabilities	6,735	-
Accrued professional fees	23,667	51,900
Accrued investor relations and communications	15,780	30,000
Accrued interest	12,559	4,274
Accrued mineral property interests	20,958	-
Accrued travel	11,138	-
Promissory note (Note 6)	150,000	150,000
Convertible debentures (Note 7)	71,258	100,682
Due to related parties (Note 9)	68,010	-

Total liabilities	380,584	366,330

Commitments (Notes 12 and 14 )

Stockholders' equity (deficiency)
Preferred stock, $0.001 par value, authorized 100,000,000,
nil shares issued and outstanding at October 31, 2009 and
January 31, 2009	-	-
Preferred stock, Series A convertible, $0.001 par value,
authorized 2,000, nil shares issued and outstanding at
October 31, 2009 and January 31, 2009	-	-
Common stock, $0.001 par value, authorized 100,000,000,
36,810,941 and 32,590,553 issued and outstanding at
October 31, 2009 and January 31, 2009, respectively	36,811	32,591
Warrants	93,493	93,493
Additional paid-in capital	15,847,979	14,093,311
Deficit accumulated during the exploration stage	(15,898,988)	(14,420,634)

Total stockholders' equity (deficiency)	79,295	(201,239)

Total liabilities and stockholders' equity (deficiency)	$459,879	$165,091

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended		Nine Months Ended		From December 21,
	October 31,		October 31,		2001 (Inception)
	2009	2008	2009	2008	to October 31, 2009

Expenses

Consulting fees	$259,576	$87,045	$536,537	$310,275	$3,514,539
Depreciation	2,159	2,418	6,287	6,624	18,153
Foreign exchange loss	6,058	-	21,033	-	317,309
Investor relations and communication	62,404	17,083	150,972	128,428	1,785,582
Mineral property interests (Note 5)	103,820	271,973	387,433	3,202,062	7,006,697
Office and sundry	29,383	(13,330)	64,253	76,252	483,922
Professional fees	60,602	193	188,500	269,591	1,227,251
Rent	7,619	6,174	20,010	22,311	106,231
Transfer agent fees	19,662	15,686	45,169	40,311	178,203
Travel	23,294	2,715	44,835	38,078	316,750
Write-down of mineral claims	-	-	-	116,556	408,496

Net operating loss	(574,577)	(389,957)	(1,465,029)	(4,210,488)	(15,363,133)

Interest (expense) income	(4,431)	-	(13,325)	8,298	(535,855)

Net loss	$(579,008)	$(389,957)	$(1,478,354)	$(4,202,190)	$(15,898,988)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.14)

Weighted average number of shares
outstanding - basic and diluted	36,719,365	31,465,553	35,014,648	30,896,896

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JANUARY 31, 2008 TO OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

	Preferred Stock		Common Stock				Deficit Accumulated	Total
	Series A Convertible				Additional		During the	Stockholders'
	Number of		Number of		Paid-in		Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Warrants	Stage	(Deficiency)
Balance at January 31, 2008	-	$-	28,311,553	$28,311	$10,269,859	$-	$(9,892,799)	$405,371

Common stock issued for cash	-	-	4,279,000	4,280	4,050,720	-	-	4,055,000
Cost of issuing stock	-	-	-	-	(424,386)	93,493	-	(330,893)
Debt discount	-	-	-	-	49,985	-	-	49,985
Stock-based compensation	-	-	-	-	147,133	-	-	147,133
Net loss for the year	-	-	-	-	-	-	(4,527,835)	(4,527,835)

Balance at January 31, 2009	-	-	32,590,553	32,591	14,093,311	93,493	(14,420,634)	(201,239)

Conversion of convertible debenture	-	-	500,000	500	49,500	-	-	50,000
Non-cash interest on convertible
debenture	-	-	-	-	1,126	-	-	1,126
Equity component of convertible
debenture converted	-	-	-	-	(16,662)	-	-	(16,662)
Common stock issued for cash	-	-	3,095,388	3,095	1,240,655	-	-	1,243,750
Cost of issuing stock	-	-	-	-	(3,824)	-	-	(3,824)
Exercise of warrants	-	-	350,000	350	52,150	-	-	52,500
Exercise of stock options	-	-	275,000	275	77,725	-	-	78,000
Stock-based compensation	-	-	-	-	353,998	-	-	353,998
Net loss for the period	-	-	-	-	-	-	(1,478,354)	(1,478,354)

Balance at October 31, 2009	-	$-	36,810,941	$36,811	$15,847,979	$93,493	$(15,898,988)	$79,295

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	For Nine Months		From December 21,
	Ended October 31,		2001 (Inception) to
	2009	2008	October 31, 2009

Cash flows from operating activities
Net loss	$(1,478,354)	$(4,202,190)	$(15,898,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,287	6,624	18,153
Stock-based compensation	353,998	139,824	2,273,920
Debt discount	5,040	-	5,707
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities
Receivables	50	-	(3,629)
Prepaid expenses and deposit	(5,583)	112	(21,590)
Accounts payable	(28,995)	(490,525)	337,031
Accrued liabilities	6,735	(4,868)	5,701
Accrued professional fees	(28,233)	-	(64,870)
Accrued investor relations and communications	(14,220)	-	(14,220)
Accrued interest	8,285	-	8,285
Accrued mineral property interests	20,958	22,377	(51,861)
Accrued travel	11,138	-	11,138
Due to related parties	68,010	-	68,010

Net cash used in operating activities	(1,074,884)	(4,528,646)	(12,529,724)

Cash flows from investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	(1,082)	(20,117)	(49,793)

Net cash used in investing activities	(1,082)	(20,117)	(458,289)

Cash flows from financing activities
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory notes	-	150,000	790,410
Repayment of promissory notes	-	-	(640,410)
Proceeds from issuance of capital stock	1,370,426	3,626,528	11,591,033

Net cash provided by financing activities	1,370,426	3,776,528	13,391,033

Increase (decrease) in cash during the period	294,460	(772,235)	403,020

Cash, beginning of period	108,560	845,219	-

Cash, end of period	$403,020	$72,984	$403,020

Supplemental disclosures
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$75,677

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$50,000	$-	$50,000
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
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

Exploration Stage

We have not produced any significant revenues from our principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These unaudited consolidated financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.

Basis of Presentation

These unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Argentex’s annual report on Form 10-K for the year ended January 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements for the year ended January 31, 2009 included in our annual report on Form 10-KSB.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
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

Accrued liabilities previously included in accounts payable and accrued liabilities have been reclassified as accrued liabilities, accrued professional fees, accrued investor relations and communications, accrued interest, accrued mineral property interests and accrued travel.

Stock based compensation has been reclassified to either consulting or investor relations and communications.

Mineral Claim Payments and Exploration Expenditures

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying cost for impairment under the FASB ASC topic 360 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
OCTOBER 31, 2009
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

Fair Value of Financial Instruments

We account for the fair value measurement and disclosure of financial instruments in accordance with FASB ASC topic 820 which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. (Note 11)

Concentration of Operations

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

We maintain our U.S. cash in major chartered Canadian bank deposit accounts. Our U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At October 31, 2009 and January 31, 2009, the Company had approximately $380,000 and $60,000, respectively in cash that was not insured.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain equity financing and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At October 31, 2009, the Company had accumulated losses of $15,898,988 since inception (December 21, 2001). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future or be successful with any financing ventures. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 – EQUIPMENT

	October 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$24,404	$7,134	$17,270
Furniture and fixtures	8,839	2,764	6,075
Computer equipment	15,958	7,663	8,295
	$49,201	$17,561	$31,640

	January 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Office equipment	$ 24,357	$ 4,108	$ 20,249
Furniture and fixtures	8,839	1,690	7,149
Computer equipment	15,515	6,068	9,447
	$ 48,711	$ 11,866	$ 36,845

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
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

The agreement requires the following payments in order to acquire the property: CAD$50,000 on or before July 1, 2004 (paid); CAD$75,000 on or before July 1, 2005 (paid); CAD$100,000 on or before July 1, 2006 (paid); CAD$100,000 on or before July 1, 2007 (paid); and CAD$125,000 on or before July 1, 2008 (paid). The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $928,160 (CAD$1,000,000) or all of the royalty for $1,856,321 (CAD$2,000,000).

The agreement also provides for an “area of interest” such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

(b)	Condor Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company acquired 100% interest in and to certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the “Condor Property” totaling 24,710 acres, subject to a 2% net smelter returns royalty in favor of a director. As consideration for the Condor Property, the Company paid to the vendor CAD$10,000. The Company has the right to repurchase either one-half of the royalty for $928,160 (CAD$1,000,000) or all of the royalty for $1,856,321 (CAD$2,000,000).

c)	Santa Cruz and Rio Negro Properties

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, then known as the “Dyakowski Property” for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement dated March 2, 2004.

On June 30, 2005, we entered into an amending agreement whereby we amended the Mineral Property Acquisition the Escrow Agreement. This amending agreement was restated August 8, 2005 whereby we agreed to release the 2,499,999 shares of our common stock that were being held in escrow. Of the 2,499,999 released shares, 2,374,999 of these shares were released to us for cancellation, and 125,000 of these shares were released to an ex-director for the transfer of the mineral claims to us.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

c)	Santa Cruz and Rio Negro Properties, continued

In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (“SCRN”), a Delaware corporation, the sole asset of which consisted of certain mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the “SCRN Property”, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement dated March 2, 2004.

On June 30, 2005, we entered into an amending agreement whereby we amended the Share Purchase Agreement. This amending agreement was restated August 8, 2005 whereby we agreed to release the 2,499,999 shares of our common stock that were being held in escrow. Of the 2,499,999 shares released, 2,374,999 of these shares were released to us for cancellation, and 125,000 of these shares were released to an ex-director for the transfer of the mineral claims to us.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	Nine	Nine	December
	Months	Months	Months	Months	21, 2001
	Ended	Ended	Ended	Ended	(Inception)
	October	October	October	October	To October
	31,	31,	31,	31,	31,
	2009	2008	2009	2008	2009

Pinguino Project:
Claim maintenance	$-	$-	$-	$11,710 $	9,975
Assaying, testing and analysis	13,750	163,965	100,840	255,253	500,287
Camp and field supplies	49,601	63,403	171,292	441,087	1,545,663
Drilling	-	3,070	-	2,238,511	3,903,421
Geological and geophysical	32,884	29,370	100,893	223,323	774,626
Travel and accommodation	7,585	9,127	14,408	28,216	110,306
	103,820	268,935	387,433	3,198,100	6,844,278

Condor Project:
Claim maintenance	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Claim maintenance	-	-	-	924	18,032
	-	-	-	924	18,032

Rio Negro Properties:
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	-	3,038	-	3,038	39,621
Travel and accommodation	-	-	-	-	9,614
	-	-	-	-	101,071

Other:	-	-	-	-	31,405

	$103,820	$271,973	$387,433	$3,202,062	$7,006,697

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 6 – PROMISSORY NOTE

The promissory note payable is unsecured and consists of the following:

			October 31,	January 31,
Date Issued	Maturity	Interest Rate	2009	2009
October 15, 2008	October 15, 2009	8%	$ 150,000	$150,000
			$ 150,000	$150,000

At October 31, 2009, interest of $12,559 ($3,584 - January 31, 2009) was accrued on the promissory note. (Note 14)

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

On May 28, 2009, one of the $50,000 debentures was converted into 500,000 units. (Notes 8 and 14)

The convertible debentures are unsecured and consist of the following:

	October 31,	January 31,
	2009	2009

Face value	$100,000	$150,000
Less debt discount	(33,323)	(49,985)
Debt component	66,677	100,015
Accretion	4,580	667
	$62,197	$100,682

Over the term of the debentures, the debt component is being accreted to the face value of the instrument by recording approximately $6,500 per year in finance costs. During the nine months ended October 31, 2009, finance costs of $5,040 were included in interest expense.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK

Stock Transactions

On October 13, 2009, the Company issued 50,000 shares of common stock to a director for proceeds of $7,500 on the exercise of warrants. (Note 9)

On October 2, 2009, the Company issued 75,000 shares of common stock for proceeds of $28,000 on the exercise of stock options.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted
		Average
	Shares	Exercise
		Price

Balance at January 31, 2008	2,730,887	$1.50
Issued	2,997,000	1.03
Exercised	(767,250)	1.75
Balance at January 31, 2009	4,960,637	1.17
Issued	3,595,388	0.47
Exercised	(350,000)	0.15
Expired	(2,935,637)	1.54
Balance at October 31, 2009	5,270,388	$0.56

At October 31, 2009, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

775,000	$ 0.15	January 15, 2011
1,478,334	$ 0.45	April 24, 2011
434,782	$ 0.45	May 22, 2011
500,000	$ 0.15	May 28, 2011
455,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
900,000	$ 1.25	April 11, 2012

5,270,388

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
OCTOBER 31, 2009
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

Stock option transactions are summarized as follows:

	Number of	Weighted
		Average
	Shares	Exercise
		Price

Balance at January 31, 2008	1,723,334	$0.52
Granted	150,000	0.35
Cancelled	(40,000)	0.44
Balance at January 31, 2009	1,833,334	0.50
Granted	2,485,000	0.47
Exercised	(275,000)	0.28
Expired	(200,000)	0.25
Balance at October 31, 2009	3,843,334	$0.51

The weighted average fair value per stock options granted during the nine months ended October 31, 2009, was $0.31 (2008 - $0.19) .

At October 31, 2009, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

75,000	$ 0.62	March 10, 2010
50,000	$ 0.25	June 26, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
150,000	$ 1.35	May 11, 2011
1,000,000	$ 0.60	July 14, 2012
100,000	$ 0.675	September 1, 2012
100,000	$ 1.13	November 13, 2012
233,334	$ 0.25	March 26, 2013
150,000	$ 0.35	October 28, 2013
1,385,000	$ 0.37	February 10, 2014
3,843,334

The fair value of stock options granted during the nine months ended October 31, 2009 was $758,091 (2008 - $28,234) which is being recognized over the options vesting periods. At October 31, 2009, 2,397,084 stock options were exercisable.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options, continued

Total stock-based compensation recognized during the nine months ended October 31, 2009 was $353,998 (2008 - $139,824). Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Nine	Nine
	Months	Months
	Ended	Ended
	October	October
	31, 2009	31, 2008

Consulting fees	$313,114	$139,824
Investor relations	40,884	-
	$353,998	$139,824

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the period:

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2009	2008

Risk-free interest rate	1.22%	1.78%
Expected life of options	4.11 years	5 years
Annualized volatility	94%	86%
Dividend rate	0%	0%

As at October 31, 2009, the aggregate intrinsic value (AIV) of all outstanding, vested stock options was $830,917 and the AIV of options exercised during the nine months ended October 31, 2009 was $58,850.

See Note 9.

NOTE 9 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company entered into a management agreement with an officer at CAD$2,500 per month. During the nine months ended October 31, 2009, the Company paid consulting fees of $16,209 (2008 - $23,167) relating to this management agreement. This contract was cancelled on August 15, 2009.

During the nine months ended October 31, 2009, the Company paid consulting fees of $12,172 (2008 -$Nil) to an officer of the Company.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9 - RELATED PARTY TRANSACTIONS, continued

On August 1, 2009, we entered into a two year consulting agreement with our president and Frontera Geological Services Ltd., (Frontera) a company wholly-owned by our President whereby we agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of CAD$12,500 per month and agreed to issue to this director options to purchase 100,000 shares of our common stock with a three year term and an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options are granted. Under the terms of the agreement, if during the period from August 1, 2009 to August 1, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more, if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of common stock or warrants of $4,500,000 or more, if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 150,000, (c) a resource estimate and a complete and positive scoping study is completed on the Company’s Pinguino property, a cash incentive bonus is to be paid to this director based on the closing price of the Company’s common stock on the date the scoping study is completed, times 150,000 or (d) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s stock at the end of 20 consecutive days of trading times, 250,000.

During the nine months ended October 31, 2009 the Company paid or accrued consulting fees of $82,294 (2008 - $83,400) and recorded stock based compensation of $Nil (2008 - $Nil) relating to this consulting agreement and a predecessor agreement. At October 31, 2009 and 2008 the Company was indebted to Frontera in the amount of $37,500 (2008 - $Nil).

On June 5, 2009, a director exercised 300,000 warrants. (Note 8)

During March and April 2009, a director exercised 200,000 stock options. (Note 8)

On October 13, 2009, a director exercised 50,000 stock purchase warrants. (Note 8)

On July 14, 2009, we entered into a one year consulting agreement with an officer and a company controlled by this officer whereby we agreed to pay a consulting fee for services consistent with those ordinarily provided by an Executive Vice President of Corporate Development of CAD$12,500 per month and agreed to issue to this officer options to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share for three years. Under the terms of the agreement, if during the period from July 14, 2009 to July 14, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of our common stock or warrants for $4,500,000 or more if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 150,000, or (c) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days an additional incentive bonus is to be paid to this officer, based on the closing price of the Company’s stock at the end of 20 consecutive days of trading, times 250,000. (Note 8)

During the nine months ended October 31, 2009 the Company paid consulting fees of $41,409 to this company and recorded stock based compensation of $56,255 relating to this consulting agreement. At October 31, 2009 the Company was indebted to this Company in the amount of $25,000.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
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

NOTE 10 - SEGMENTED INFORMATION

At October 31, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	October 31,	January 31,
	2009	2009

Identifiable assets
Canada	$417,630	$120,576
Argentina	42,249	44,515
	$459,879	$165,091

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008

Loss for the period
Canada	$406,130	$266,753	$1,008,889	$1,021,718
Argentina	172,878	123,204	469,465	3,180,472
	$579,008	$389,957	$1,478,354	$4,202,190

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 11 – FINANCIAL INSTRUMENTS

The FASB ASC topic 820 on fair value measurement and disclosures establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The carrying values and fair values of our financial instruments are as follows:

	October 31, 2009		January 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash	$403,020	$403,020	$108,560	$108,560
Receivables	$3,629	$3,629	$3,679	$3,679
Accounts payable and accrued liabilities	$91,317	$91,317	$115,648	$115,648
Promissory note	$150,000	$150,000	$150,000	$150,000
Convertible debenture	$71,258	$71,258	$100,682	$100,682

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

NOTE 12 – COMMITMENT

Lease Commitment

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CAD$1,463 (US$1,358) per month until October 31, 2009 and CAD$1,537 (US$1,427) per month until October 31, 2010. At October 31, 2009, the minimum future lease payments under our operating lease are as follows:

At October 31,	Amount
2010	$17,119

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

New accounting standards adopted during the nine months ended October 31, 2009 were:

On October 31, 2009, we adopted the changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

On February 1, 2008, we adopted certain provisions of ASC topic 820 on fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies when another portion of the codification requires or permits assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not require any new fair value measurements. On February 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the changes to ASC 820 did not have an impact on our consolidated financial statements. See Note 11 for disclosures about the fair value of our financial instruments.

On February 1, 2009, we adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on our consolidated financial statements, as we did not elect the fair value option for any of our consolidated financial assets or liabilities.

On February 1, 2009, we adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on our consolidated financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2009, we adopted the changes issued by FASB ASC topic 810-10 for noncontrolling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

On February 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on our consolidated results of operations or financial position.

On February 1, 2009, we adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on our consolidated results of operations or financial position.

On February 1, 2009, we adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

On February 1, 2009, we adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

On February 1, 2009, we adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on our consolidated financial statements. (Note 11)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS, continued

New accounting standards to be adopted are as follows:

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for us on February 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us on February 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for us on November 1, 2009. We do not anticipate the adoption of these changes will have an impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on February 1, 2011. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855 management evaluated all activity of the Company through December 11, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial Statements or disclosure in the consolidated notes to the financial statements.

Promissory Note

In November 2009, the Company paid off the $150,000 note payable plus accrued interest. (Note 6)

Convertible Debentures

On November 12, 2009, both of our $50,000 debentures were converted into a total of 1,000,000 units (500,000 units each). (Note 7)

Warrants

On November 3, 2009, warrants issued 150,000 shares of common stock to an officer for proceeds of $67,500 on the exercise of warrants. (Notes 8 and 9)

Private Placement

On November 30, 2009 we completed a brokered private placement of 5,960,814 units at a price of CDN$0.70 (US$0.66) per unit for gross proceeds of CDN$4,172,570 (US$3,945,999). Each unit consists of one common share of the Company’s common stock and one-half of one non-transferable common share purchase warrant. Each warrant entitles the purchaser to purchase one additional common share of the Company at a price of $0.90 (US$0.85) for a period of two years after closing, subject to early expiration in the event that the common shares of the Company trade on the TSX-V or the OTCBB with an average closing price greater than $1.25 (US$1.18) for a period of 30 consecutive trading days. (Note 8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property and we have concentrated almost all of our exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property, where we have had exploration success in discovering polymetallic mineralization in the past. We believe that additional targeted exploration expenditures in the form of geophysics, soil geochemistry, trenching and drilling on the Pinguino property is warranted to test the limits of known mineralization as well as new target testing.

We have not determined whether our properties contain any mineral reserve. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

We have not begun significant operations and are considered an exploration stage company, as that term is defined in Industry Guide 7.

We anticipate that we will incur the following expenses during the 12 month period ending November 30, 2010:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$2,460,000
General and administrative expenses, including investor relations	1,150,000
Accrued accounts payable, repayment of debt and acquisition of fixed assets	170,000
Total	$3,780,000
Cash on hand, December 1, 2009, estimated	$3,780,000
Proceeds from exercise of warrants and options	-
Estimated excess of cash requirements over cash resources	$ -

On November 30, 2009, we completed a private placement of 5,960,814 units at a price of C$0.70 (approximately US$0.66) per unit for gross proceeds of C$4,172,570 (approximately US$3,945,999) and, as of December 1, 2009, we had cash on hand of approximately $3,780,000. We anticipate that we will have sufficient funds to fund the plan of operations outlined above for the next 12 months.

Although we believe that our cash on hand as at the date of this quarterly report on Form 10-Q is sufficient to fund our budgeted operating requirements for the next 12 months, our budget could increase during the year in response to matters that we are not aware of and cannot anticipate at the date of this quarterly report. If our budget increases during the year and we do not have enough money to fund our budgeted requirements, we will probably be forced to raise additional funds. Although we have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to do so in the future as and when the need arises, there can be no assurance that we will be able to do so. We do not currently have any arrangements in place for the offer or sale of any or our securities.

Results of Operations

Our operating results for the three and nine-month periods ended October 31, 2009 and 2008 and the changes between those periods in our operating expenses are summarized below:

			Changes			Changes
			between the			between the
	Three-	Three-	three-month	Nine-		nine-month
	month	month	period	month		period
	period	period	ended	period	Nine-month	ended
	ended	ended	October 31,	ended	period ended	October 31,
	October	October	2009 and	October	October 31,	2009 and
	31, 2009	31, 2008	2008	31, 2009	2008	2008
Mineral exploration	$103,820	$271,973	$(168,153)	$387,433	$3,318,618	$(2,931,185)
activities
Stock-based	141,425	26,981	114,444	353,998	139,824	214,174
compensation
General and	333,763	91,003	242,760	736,923	743,748	(6,825)
administrative

Total expenses	$579,008	$389,957	$189,051	$1,478,354	$4,202,190	$(2,723,836)

Revenue

We have not earned any revenue from operation since our inception and we do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover a reserve on our properties or, if we do discover a reserve that we will be able to enter into commercial production.

Expenses

Mineral Exploration Activities

Our mineral exploration expenses for the three-month period ended October 31, 2009 were $103,820, representing a decrease of $168,153 or 62% when compared to our mineral exploration expenses of $271,973 for the three-month period ended October 31, 2008. This decrease in our mineral exploration expenses was primarlly due to our decision to temporarily suspend our drilling program during the recent global economic downturn.

Our mineral exploration expenses for the nine-month period ended October 31, 2009 were $387,433, representing a decrease of $2,931,185 or 88% when compared to our mineral exploration expenses of $3,318,618 for the nine-month period ended October 31 2008. This decrease in our mineral exploration expenses was due primarily to our decision to temporarily suspend our drilling and exploration program during the recent global economic downturn.

Stock-Based Compensation

Our stock-based compensation expense increased by $114,444 or 4.24% from $26,981 for the three-month period ended October 31, 2008 to $141,425 for the three-month period ended October 31, 2009. Our stock-based compensation expense increased by $214,174 or 1.53% from $139,824 for the nine-month period ended October 31,

2008 to $353,998 for the nine-month period ended October 31, 2009. The increase in our stock-based compensation was due to the issuance of 2,485,000 options to purchase shares of our common stock during the nine month period ended October 31, 2009. At January 31, 2009 we reclassified stock-based compensation from a line item on our statement of operations and began allocating it to the appropriate expense categories.

General and Administrative

Our general and administrative expenses increased by $242,760 or 2.67% from $91,003 for the three-month period ended October 31, 2008 to $333,763 for the three-month period ended October 31, 2009. This increase was primarily caused by increases in consulting fees of $71,715 due to hiring more consultants; investor relations and communications of $31,693 and travel of $20,579 due to attending conferences; office and sundry of $42,713 due to additional filing and regulatory fees as a result of listing on the TSX Venture Exchange; and professional fees of $60,409 due to equity transactions and regulatory compliance during the period.

Our general and administrative expenses decreased by $6,825 or 1% from $743,748 for the nine-month period ended October 31, 2008 to $736,923 for the nine-month period ended October 31, 2009. This decrease was primarily caused by decreases in office and sundry expenses of $11,999 and professional fees of $81,091 incurred in connection with our listing on the TSX Venture Exchange during the prior year. These decreases were primarily offset by increases in consulting fees of $18,492 due to hiring more consultants; investor relations and communications of $16,140 due to attending conferences; and interest expense of $13,325 due to issuing a promissory note and convertible debentures.

Liquidity and Capital Resources

Our working capital at October 31, 2009 and at January 31, 2009 is summarized below:

			Change between October
			31, 2009 and January 31,
	At Ended October 31, 2009	At January 31, 2009	2009
Current assets	$428,239	$128,246	$299,993
Current liabilities	$380,584	$366,330	$ 14,254
Working capital (deficit)	$ 47,655	$(238,084)	$285,739

Current Assets

Our current assets increased by $299,993 or 2.34% from $128,246 at January 31, 2009 to $428,239 at October 31, 2009. The increase was due to increases in cash from equity financing and prepayments for services.

Current Liabilities

Our current liabilities increased by $14,254 or 4% from $366,330 at January 31, 2009 to $380,584 at October 31, 2009. The increase in our liabilities was primarily due to an increase in our accrued liabilities.

Working Capital

Our working capital increased by $285,739 or 1.2% from a working capital deficit of $238,084 to working capital of $47,655. The increase was primarily due to the cash we received from the sale of equity securities.

The following table summarizes our sources and uses of cash during the nine-month periods ended October 31, 2009 and 2008, respectively:

	Nine-month	Nine-month
	period Ended	period Ended
	October 31, 2009	October 31, 2008
Cash flows used in operating activities	$(1,074,884)	$(4,528,646)
Cash flows used in investing activities	$(1,082)	$(20,117)
Cash flows provided by financing activities	$1,370,426	$3,776,528

Net increase (decrease) in cash during period	$294,460	$(772,235)

Net cash used in operating activities

Net cash used in operating activities during the nine-month period ended October 31, 2009 was $1,074,884. We used cash to prepay expenses, to pay accounts payable and accrued liabilities. These uses of cash were partially offset by an increase in amounts due from related parties.

Net cash used in operating activities during the nine-month period ended October 31, 2008 was $4,528,646. We used cash to pay our accounts payable and accrued liabilities.

Net cash used in investment activities

We had no investment activities during the nine-month period ended October 31, 2009.

During the nine-month periods ended October 31, 2009 and 2008 we spent $1,082 and $20,117 respectively, on the acquisition of equipment.

Net cash provided by financing activities

During the nine-month period ended October 31, 2009, we received net cash of $1,239,926 on the issuance of 3,095,388 units in respect of private placements, $52,500 on the exercise of 350,000 warrants and $78,000 on the exercise of 275,000 stock options.

During the nine-month period ended October 31, 2008, we received cash of $3,626,528 on the issuance 3,154,000 units sold in private placement offerings or our equity securities and we received $150,000 in cash in exchange for a note payable.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending November 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending November 30, 2010.

Employees

As of October 31, 2009, our company did not have any employees, but our subsidiary, SCRN Properties Ltd., employs one person on a full-time basis as its legal representative in Argentina. Our President and our Executive Vice-President of Corporate Development each provide services pursuant to consulting contracts. Our Chief Financial Officer receives a consulting fee on a monthly basis and our part-time bookkeeper provides services on an hourly basis. None of our consultants, including our Chief Financial Officer but excluding our President and our Executive Vice-President of Corporate Development, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President and our Executive Vice-President of Corporate Development are required to spend substantially all of their working time on our affairs.

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

Going Concern

We have historically incurred losses since inception. From inception through October 31, 2009, we incurred losses of $15,898,988. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

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

Contingencies and Commitments

We had no contingencies at October 31, 2009.

We have the following long-term contractual obligations and commitments:

Operating lease

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CAD$1,463 (US$1,358) per month until October 31, 2009 and CAD$1,537 (US$1,426) per month until October 31, 2010.

Consulting contract

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of C$12,500 (approximately US$11,600); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. This agreement was approved by our shareholders at our annual meeting held on October 22, 2009.

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

Accrued liabilities previously included in accounts payable and accrued liabilities have been reclassified as accrued liabilities, accrued professional fees, accrued investor relations and communications, accrued interest, accrued travel and accrued mineral property interests.

Share issue costs have been reclassified to either consulting or investor relations and communications.

Mineral Claim Payments and Exploration Expenditures

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying cost of each mineral property at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Fair Value of Financial Instruments

We account for the fair value measurement and disclosure of financial instruments in accordance with FASB ASC topic 820 which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.

The FASB ASC topic 820 on fair value measurement and disclosures establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The carrying values and fair values of our financial instruments are as follows:

	October 31, 2009		January 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash	$403,020	$403,020	$108,560	$108,560
Receivables	$3,629	$3,629	$3,679	$3,679
Accounts payable and accrued liabilities	$91,317	$91,317	$115,648	$115,648
Promissory note	$150,000	$150,000	$150,000	$150,000
Convertible debenture	$71,258	$71,258	$100,682	$100,682

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

We maintain our U.S. cash in major chartered Canadian bank deposit accounts. Our U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At October 31, 2009 and January 31, 2009, the Company had approximately $380,000 and $60,000, respectively in cash that was not insured.

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

New accounting standards adopted during the nine-month period ended October 31, 2009 were:

On October 31, 2009, we adopted the changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

On February 1, 2008, we adopted certain provisions of ASC topic 820 on fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies when another portion of the codification requires or permits assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not require any new fair value measurements. On February 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the changes to ASC 820 did not have an impact on our consolidated financial statements. See Note 11 for disclosures about the fair value of our financial instruments.

On February 1, 2009, we adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on our consolidated financial statements, as we did not elect the fair value option for any of our consolidated financial assets or liabilities.

On February 1, 2009, we adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on our consolidated financial statements. However we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2009, we adopted the changes issued by FASB ASC topic 810-10 for noncontrolling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

On February 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on our consolidated results of operations or financial position.

On February 1, 2009, we adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on our consolidated results of operations or financial position.

On February 1, 2009, we adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

On February 1, 2009, we adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on our consolidated financial statements.

On February 1, 2009, we adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated financial statements.

On July 31, 2009, we adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on our consolidated financial statements.

New accounting standards to be adopted are as follows:

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for us on February 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us on February 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for us on November 1, 2009. We do not anticipate the adoption of these changes will have an impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on February 1, 2011. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on our consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, are an adverse party or has a material interest adverse to us.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending November 30, 2010, we expect to spend approximately $2,460,000 on the exploration of our mineral properties and our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the nine-month period ended October 31, 2009, we incurred a net loss of $1,478,354. From inception through October 31, 2009, we have incurred an aggregate loss of $15,898,988. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On December 1, 2009, we had cash and cash equivalents in the amount of approximately $3,780,000. We estimate our average monthly operating expenses to be approximately $96,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is sufficient to fund our currently budgeted operating requirements for the 12 month period ending November 30, 2010. However, our budget could increase in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we might receive on the sale of minerals would exceed the cost of mineral exploitation. If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 22, 2009, we held our annual meeting of stockholders.

At the annual meeting, our stockholders elected Kenneth Hicks, Colin Godwin, Jenna Hardy, Rich Thibault and Patrick Downey to serve as directors of our company with the following votes:

	For	Withheld
Kenneth Hicks	16,072,739	220,340
Colin Godwin	16,073,271	219,808
Jenna Hardy	14,477,315	1,815,764
Richard Thibault	16,070,771	222,308
Patrick Downey	16,066,341	226,738

At the annual meeting, our stockholders ratified the appointment of Morgan & Company as our independent auditors for the fiscal year ending January 31, 2010 with the following votes:

For	Against	Abstain	Broker Non-Votes
16,180,160	46,896	66,023	0

At the annual meeting, our stockholders ratified the consulting agreement dated as of August 1, 2009 between our company, Kenneth Hicks, our President and director, and Frontera Geological Services Ltd. and, in particular, the terms of Sections 3.3 and 3.4 of that consulting agreement, which provide for the payment of incentive bonuses and the investment of the net proceeds of any incentive bonus into our company by way of a private placement at the then current market price with the following votes:

For	Against	Abstain	Broker Non-Votes
6,815,399	1,477,032	72,640	0

At the annual meeting, our stockholders ratified the consulting agreement dated July 14, 2009 between our company, Mark Vanry, our Executive Vice President of Corporate Development, and 0845557 B.C. Ltd. and, in particular, the terms of Sections 3.3 and 3.4 of that consulting agreement, which provide for the payment of incentive bonuses and the investment of the net proceeds of any incentive bonus into our company by way of a private placement at the then current market price with the following votes:

For	Against	Abstain	Broker Non-Votes
7,989,033	1,507,532	72,640	0

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

10.4

Consulting Agreement dated April 12, 2007 with Frontera Geological Services Ltd. filed as an exhibit to our current report on Form 8-K, filed with the Commission on April 18, 2007 and incorporated herein by reference.

10.5

Private Placement Subscription Agreement dated October 14, 2008 filed as an exhibit to our current Report on Form 8-K, filed with the Commission on October 20, 2008 and incorporated herein by reference.

10.6	Form of Subscription Agreement for Debentures filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 14, 2009 and incorporated herein by reference.

10.7	Form of Subscription Agreement for Units filed as an exhibit to our current Report on Form 8-K, filed with the Commission on January 15, 2009 and incorporated herein by reference.

10.8	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on April 27, 2009 and incorporated herein by reference.

10.9	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on May 26, 2009 and incorporated herein by reference.

10.10	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on June 18, 2009 and incorporated herein by reference.

10.11	Form of Subscription Agreement filed as an exhibit to our current Report on Form 8-K, filed with the Commission on July 13, 2009 and incorporated herein by reference.

10.12

Consulting Agreement dated July 14, 2009 with 0845557 B.C. Ltd. and Mark Vanry filed as an exhibit to our current Report on Form 8-K, filed with the Commission on July 15, 2009 and incorporated herein by reference.

10.13*	Consulting Agreement dated August 1, 2009 with Frontera Geological Services Ltd. and Kenneth Hicks

(14)	Code of Ethics

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
Date: December 10, 2009

By: /s/ Valerie Helsing
Valerie Helsing
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: December 10, 2009