Form 10-K
period 2010-01-31
ARGENTEX MINING CORP
filed 2010-04-22
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,268,397.30 based on a price of $0.7755 per share, being the average bid and asked price of such common equity on July 31, 2009.

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
Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 44,486,754 shares of common stock as of April 14, 2010.

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

- ii -

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

  Political changes in Argentina, and

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

As discussed in more detail below and in the section entitled “Description of Property”, below, our current mineral properties consist of four groups of mineral exploration claims located in the Rio Negro and Santa Cruz provinces of Argentina. All of the mineral exploration licenses with respect to these Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd. Until recently, we owned a fifth group of mineral exploration claims, known as the Argie claims, located in the Pleasant Valley area of British Columbia, near the town of Merritt,

British Columbia. During the year ended January 31, 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 16, 2009.

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled “Risk Factors” for additional information about the risks of mineral exploration.

Employees

As of April 14, 2010, our company does not have any employees, but our subsidiary, SCRN Properties Ltd., has three full time employees in Argentina. Our President and our Executive Vice-President of Corporate Development each provides services pursuant to consulting agreements. Our Chief Financial Officer receives a consulting fee on a monthly basis and our part-time bookkeeper provides services on an hourly basis. None of our consultants, including our Chief Financial Officer but excluding our President and our Executive Vice-President of Corporate Development, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President and our Executive Vice-President of Corporate Development are required to spend substantially all of their working time on our affairs.

We also engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such agreement concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

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

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties. Unless and until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we have spent on exploration. If we do not discover any mineral reserve, our business will fail.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at an economically viable cost. If we cannot accomplish these objectives, our business could fail. Although we believe that we are in compliance with all material laws and regulations that currently apply to our activities, we can give no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral reserve on any of our properties, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve and our business could fail.

If we do discover a mineral reserve on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a reserve, there can be no assurance that any reserve established will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all of the hazards and risks inherent in these activities and, if we discover a mineral reserve, our operations could be subject to all of the hazards and risks inherent in the development and production of a mineral reserve, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations and the economic viability of any of our exploration properties and projects cannot be accurately predicted.

We expect to derive revenues, if any, either from the sale of our mineral properties or from the extraction and sale of precious and base metals such as gold, silver, copper, zinc and indium. The price of these commodities has fluctuated widely in recent years and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors are based on the price of precious metals and therefore the economic viability of any of our exploration properties cannot accurately be predicted.

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

Risks Associated with Our Company

We have a limited operating history on which to base an evaluation of our business and prospects and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending March 31, 2011, we expect to spend approximately $2.8 million on the exploration of our mineral properties and on general and administrative expenses. We therefore expect to continue to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the year ended January 31, 2010, we incurred a net loss of $2,658,296. From inception through January 31, 2010, we have incurred an aggregate loss of $17,078,930. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On March 31, 2010, we had cash and cash equivalents in the amount of approximately $2.5 million. We estimate our average monthly operating expenses to be approximately $93,000, excluding exploration but including general and administrative expenses and investor relations expenses. We do not believe that our cash on hand is sufficient to fund our currently budgeted operating requirements for the 12 month period ending March 31, 2011. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we might receive on the sale of minerals, if any, would exceed the cost of mineral exploitation. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd. maintains an office at c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Mineral Properties

Our wholly-owned subsidiary company, SCRN Properties Ltd., owns interests in four mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina. Until recently, we owned a fifth group of mineral exploration claims, known as the Argie claims, located in the Pleasant Valley area of British Columbia, Canada, near the town of Merritt, British Columbia, Canada. During the year ended January 31 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 16, 2009. To date, we have concentrated the bulk of our exploration efforts and expenditures on the Pinguino property, which is located in the Santa Cruz province of Argentina. During the next 12 months, we intend to continue to focus our efforts primarily on this property.

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

The following is a brief description of each of our mineral properties:

Pinguino Property

Acquisition

We agreed to purchase an option to purchase the Pinguino property in a mineral property option agreement dated February 24, 2004 between our company and Christopher Dyakowski, who became our President, Secretary, Treasurer and a member of our board of directors immediately after this transaction was completed. The purchase price for the option was approximately $393,500 (CAD$450,000) and was paid in five installments as follows:

  approximately $43,710 (CAD$50,000), paid on July 1, 2004;
  approximately $65,565 (CAD$75,000), paid on September 9, 2005;
  approximately $87,420 (CAD$100,000), paid on July 1, 2006;
  approximately $87,420 (CAD$100,000), paid on June 26, 2007; and
  approximately $109,275 (CAD$125,000) paid on June 5, 2008.

Now that we have finished paying for the option on the Pinguino property, we own it subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski. We have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of approximately $962,000 (CAD$1,000,000) and all of it for the sum of approximately $1,923,000 (CAD$2,000,000). Title to all of the claims comprising the Pinguino property is registered in the name of our subsidiary, SCRN Properties Ltd.

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

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Tranquilo 1	405.334/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,486
Tranquilo 2	405.335/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,182
Cañadon	405.336/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,827
Pinguino	414.409/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500
Pertinencias 1 – 30(1)	Described by Gauss Kruger Coordinates	SCRN Properties Ltd.	Pertinencia	180

Note

(1)	These Pertinencias are located entirely within the boundaries of, and are overlapped by, the Cormoran Manifestacion de Descubrimento.

Maintenance fees to be paid on a Manifestacion de Descubrimiento and a Pertinencia are known as “canons”. The canons are to be paid twice a year (first of which is due before or in the beginning of the first half of each year and the second of which is due before or in the beginning of the second half of each year). We are current in the payment of our canons and maintenance fees on our Pinguino property.

Before we can commence any mining work on these Manifestacions de Descubrimento (other than exploration work), we will be required to file with the mining authority an environmental impact report, a description of our proposed work program and a description of each claim by reference to latitude and longitude.

Prior Work

The only historical exploration at the Pinguino property was done by Minera Mincorp between 1994 and 1996 in essentially the same area called the Cerro Léon Project. We are advised that their work included a reconnaissance geochemical lag samples, 196 square kilometers of geological mapping, excavation and sampling of 155 trenches totaling 1,543 meters along the silicified veins. In addition, 18 HQ diamond drill holes (1,032 m total) drilled along the principal vein on the property (known as the “Marta vein”) and other veins returned values somewhat lower than the surface results and with higher silver values locally. Minera Mincorp ceased work on the project in 1996. The data and core are at the Cerro Vanguardia minesite, which we do not own or have any right to, and have not been made available to our company.

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

A follow-up drill program consisting of 30 holes for a total of 3,000 meters was completed in mid-January 2007. We focused on the central part of the Marta vein system, which included a number of new sulphide targets discovered by detailed mapping, prospecting and geophysics. The results of this program proved the existence of multiple sulphide veins in the central part of the Marta vein system. This sulphide vein system discovered to date occurred within an area of approximately 4 square kilometres (2.4 square miles). We announced the analytical results for this 30 hole drilling program on April 16 and April 23, 2007.

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

During the 2007-2008 exploration program, we completed approximately 20,782.9 meters (68,185 feet) of HQ diamond drilling at Pinguino using two independent drill contractors. A total of 15 base-metal and precious-metal veins were tested in 151 new HQ diamond drill holes. In total, more than 10,000 core samples have been collected and submitted to Acme Analytical Laboratories for analysis.

The last hole in the 2007-2008 program, hole P269, was located in Marta Centro and was the deepest hole ever drilled at Pinguino. It returned an intersection of 8.85 meters (29 feet) returned 92 g/t silver and 6.55% combined lead-zinc at a depth of approximately 400 meters (1,312 feet) below the top of the mineralized zone. Our management believes this may be the deepest and thickest mineralized intercept within the entire Deseado Massif of Santa Cruz province.

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

In December 2009, we commenced the diamond drilling for the 2009-2010 exploration program at Pinguino’s Marta Norte zone. A total of 14 shallow drill holes totaling 607 meters (1,991 feet) have been completed to date in the near-surface oxidation zone. Core samples have been sawn and shipped to Acme Labs for analysis with analytical results expected in February 2010. Soil sampling as well as excavator trenching of new targets at Marta Norte is also underway. So far more than 600 soil samples have been collected. We expect this program to continue into the second quarter of 2010. Concurrently, preliminary metallurgical testing and a scoping study are in the process with an independent engineering firm. We anticipate that the scoping study and metallurgical testing to be completed in the second quarter of 2010.

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

Mineralization in the Pinguino area was discovered by a prior owner in 1994. This prior owner made the decision to divest itself of the property in 1998. We acquired the property in early 2004, at which time we initiated a comprehensive work program. Our initial exploration program was focused on an Ag epithermal deposit, but in 2006 we redefined our program in light of our discovery of a polymetallic epithermal deposit type.

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

A total of 14 additional line kilometers (8.7 additional line miles) of veins were discovered in 12 new structures. Mapped veins at the property now covers a combined strike length of 74 kilometers (45 miles). Mineralization has been tested and found at depth to more than 410 meters below surface and in drilling in 15 of 47 mapped veins. Two types of veins can be recognized.

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

Budget

We intend to spend approximately $1,650,000 on our Pinguino property over the 12 month period ending March 31, 2011. During this period, we hope to complete preliminary metallurgical testing and begin work on a preliminary economic assessment or scoping study of selected targets within the Pinguino property, such as the silver-rich Marta Norte area.

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

Santa Cruz Properties

Acquisition

We own interests in 25 additional mineral claims in the Santa Cruz Province of Argentina that form two groups, or properties. We refer to one of these groups of mineral claims, consisting of 19 claims, as the “Santa Cruz” properties. We refer to the remaining six mineral claims as the “El Condor” property. These claims collectively cover approximately 78,459 hectares.

The Santa Cruz Properties are described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)

Diamante 1	407.929/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,862
Diamante 2	407.928/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,906
CV Norte	407.935/03	SCRN Properties	Cateo	4,177

		Ltd.
MD Norte 1	404.213/07	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2177
Boreal	408.338/06	SCRN Properties Ltd.	Cateo	3484
CV 1	407.931/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,956
CV2	407.930/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,994
CV 3	407.932/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,983
La Leona	407.220/03	SCRN Properties Ltd	Cateo	4400
La Leona 1	404.214/07	SCRN Properties Ltd	Manifestacion de Descubrimiento	2400
Cerro Contreras	407.182/03	SCRN Properties Ltd.	Cateo	5,875
Nuevo Oro 1	407.933/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,903
Nuevo Oro 2	407.934/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,951
Merlot 1	407.077/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,200
Cabernet 1	406.860/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,777
Cabernet 2	406.859/03	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2,981
Plata Leon	407.423/06	SCRN Properties Ltd.	Cateo	10,000
Cerro Verde Norte	410.781/06	SCRN Properties Ltd.	Manifestacion de Descubrimiento	4,348
Cerro Verde Sur	410.782/06	SCRN Properties Ltd.	Manifestacion de Descubrimiento	5,570

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

We acquired the Diamante 1 and CV2 Manifestacions de Descubrimiento pursuant to a mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., whereby we also acquired three additional manifestations of discovery located in the Rio Negro Province of Argentina and discussed below under the heading “Rio Negro Properties”. We paid to Storm Cat Energy Corp. the sum of approximately $7,528 for all of these manifestations of discovery. At the time of this acquisition in February, 2004, Storm Cat Energy Corp. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

Our El Condor property is described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Bajo Condor	410.783/SCRN/06	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2000
Alto Condor	400.720/SCRN/07	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3015
Condor Manifestacion de Descubrimiento(1)	414.085/Palacios/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500
Condor Pertinencia 1(2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 2(2)	N/A	SCRN Properties Ltd.	Pertinencias	6
Condor Pertinencia 3(2)	N/A	SCRN Properties Ltd.	Pertinencias	6

Notes

(1)	Contained within the area of the Condor manifestacion de descubrimiento and the El Condor cateo.
(2)	Contained within the area of the El Condor cateo.

We acquired the El Condor property pursuant to a mineral property acquisition agreement dated February 20, 2004 between our company and San Telmo Energy Ltd. As consideration for the Condor property we paid to San Telmo Energy Ltd. the sum of approximately $7,528. The Condor property is subject to a 2% net smelter returns royalty in favor of San Telmo Energy Ltd. We have the right to repurchase one half of this royalty for approximately $962,000 (CAD$1,000,000) and all of this royalty for approximately $1,923,000 (CAD$2,000,000). At the time of this acquisition in February, 2004, San Telmo Energy Ltd. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

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

Cerro Contreras is a property located in the Deseado Massif Au-Ag epithermal region, in the center of Santa Cruz province, Argentina. The geology of the area is characterized by an intermediate to acid Jurassic lava complex, with some pyroclastic components, overlaid by Cretaceous, Tertiary and modern sediments. The volcanic rocks were separated into three lithological units: intermediate to basic (IB), intermediate to acid (IA) and acid (A). There are some evidences of a volcanic center in the area, with a magmatic evolution from basic (basaltic andesite) to acid (rhyolite) compositions. This fossil volcano is located in the intersection of regional NW and ENE structures. Mineralization in the area is represented by several occurrences of low sulphidation epithermal veins, breccias and veinlets, associated with the volcanic rocks. Two main areas were recognized: NW Dome and Main Vein, both associated with the more acidic rock facies. Expedite recognizance of these areas shows anomalous precious metals values in both and some base metals in the NW Dome Area. Nevertheless, the areas are different; the NW Dome has potential for fracture disseminated sulphide-rich mineralization, and Main Vein Area has potential for deeper high grade precious metals ore-shoots.

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

The Pilquin 12 and 13 manifestations of discovery were acquired pursuant to our mineral property acquisition agreement dated February 20, 2004 with Storm Cat Energy Corp., discussed above in which we also acquired two additional manifestations of discovery located in Santa Cruz province.

The cateos and manifestations of discovery comprising our Rio Negro properties are registered in the name of our wholly-owned subsidiary, SCRN Properties Ltd. There are no maintenance fees to be paid on a cateo or on a manifestation of discovery.

There are no known reserves on our Rio Negro properties and any proposed program by us is exploratory in nature. The collective group Rio Negro properties may decrease or increase in size due to our refocusing exploration emphasis and focus based upon many factors, including market conditions.

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

Our Work on the Rio Negro Properties to Date

During regional prospecting of our SCRN property, we discovered two new epithermal style veins located on the claim described as Pilquin 9, with each vein being over 1,640 feet (500 meters) in length. Broken exposures of quartz vein breccias, crustiform quartz layers and chalcedonic quartz were evident along their estimated strike length. One vein had a strike length of approximately 1,500 meters and seven selected samples were taken over that distance to test the vein. The second vein has a strike length of approximately 870 meters with six selected samples collected along that strike length. The analytical results of the 13 rock samples collected are displayed in the following table:

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

Our field exploration personnel in Argentina are headed by Dr. Diego Guido, an associate professor at La Plata University in Buenos Aries province. He is a twelve year veteran of exploration activity in the Deseado Massif where he completed his doctoral thesis. He has a considerable consulting history with clients in Patagonia, including major mining and junior exploration companies. He is a senior researcher at INREMI, the Argentine geological survey and has a number of published geological papers regarding economic and academic topics in the Deseado Massif.

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

Budget

We do not anticipate near term exploration programs on our Rio Negro properties at the moment. Geological potential exists but because of the preliminary nature of most of the properties, further exploration has been postponed until market conditions improve. When exploration commences in the future, we believe that prospecting of regionally significant northwest-trending lineaments together with geological mapping, soils and magnetometer surveys would be important.

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

On April 14 and 15, 2008, we acquired 7 contiguous tenures in the Pleasant Valley area of south-central British Columbia, Canada known as the “Argie” claim group. The Argie claim group consisted of 1,964 hectares (4,852 acres) located approximately 16 kilometers (10 miles) northeast of the town of Merritt, a driving distance of about 280 km [175 miles] from Vancouver, British Columbia, Canada. During the year ended January 31, 2009, our management determined that it was not in our company’s best interest to explore or maintain the Argie claims and they were allowed to expire on April 15 and 16, 2009.

ITEM 3.               LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 4.               REMOVED AND RESERVED.

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

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended January 31, 2010 and 2000. The bid information was obtained from the Over-the-Counter Bulletin Board and the TSX Venture Exchange and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	OTCBB		TSX Venture Exchange(1)
Quarter Ended	High	Low	High	Low
January 31, 2008	$1.48	$1.02	N/A	N/A
April 30, 2008	$1.83	$1.25	N/A	N/A
July 31, 2008	$1.30	$0.91	$1.01	$1.01
October 31, 2008	$1.05	$0.13	$1.10	$0.50
January 31, 2009	$0.36	$0.07	$0.45	$0.02
April 30, 2009	$0.44	$0.42	$0.54	$0.54
July 31, 2009	$0.80	$0.74	$0.80	$0.80
October 31, 2009	$0.74	$0.72	$0.80	$0.80
January 31, 2010	$0.81	$0.75	$0.89	$0.80

(1)

On March 26, 2008 our shares were listed for trading on the TSX Venture Exchange under the Symbol “ATX”. In order to comply with Canadian securities laws, we voluntarily halted trading of our shares on the TSX Venture Exchange on March 26, 2008. On shares resumed trading on the TSX Venture Exchange on July 28, 2008.

Our common shares are issued in registered form. Computershare Trust Company, 3rd Floor – 510 Burrard Street, Vancouver, British Columbia Canada V6C 3B8 (Telephone: 604.661.9400; Facsimile: 604.661.9401) . We have no other exchangeable securities.

Holders of our Common Stock

As of April 14, 2010, there were 120 holders of record of our common stock. As of such date, 44,486,754 of our common shares were issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Equity Securities

On January 14, 2009, we sold three convertible debentures, each in the face amount of $50,000, to three arms-length investors for aggregate gross proceeds of $150,000. Each convertible debenture is convertible into units at a conversion price of $0.10 per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants forming part of a unit upon conversion will entitle the holder to purchase one additional common share of the company at an exercise price of $0.15 until they expire on the earlier of the date that is: (i) five years from the date the convertible debenture was issued and (ii) two years from the date that the convertible debenture is converted and the share purchase warrant is issued. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 15, 2009, we sold an aggregate of 1,125,000 units to five directors of our company for a purchase price of $0.10 for aggregate gross proceeds of $112,500. Each unit consists of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants entitles the holder to purchase one additional common share of our company at an exercise price of $0.15 until they expire on January 15, 2011. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 10, 2009, we granted stock options to three of our directors, two employees and one investor relations consultant to purchase an aggregate of 1,385,000 shares of our common stock at an exercise price of $0.37 per share, for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The grant was subject to acceptance by the TSX Venture Exchange and the execution of stock option agreements by the grantees. All six of the grantees were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), and we issued all of these options in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On May 22, 2009, we sold 434,782 units to one investor at a purchase price of $0.345 per unit for gross proceeds of approximately $150,000. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our common stock for a purchase price of $0.45 until May 22, 2011. We issued the securities to one non U.S. person (as that term is defined in

Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 28, 2009, we issued 500,000 units to one investor upon the conversion of a convertible debenture in the face amount of $50,000. Each unit consisted of one share of our common stock and one non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder to purchase one additional share of our common stock at a purchase price of $0.15 per share until May 28, 2011. The investor was not a U.S. person, this transaction did not occur in the United States and in issuing these securities we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, as amended.

On June 5, 2009, our President exercised 300,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 300,000 common shares to the President of our company for gross proceeds of $45,000. Our President is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 18, 2009, we sold 455,000 units to two investors at a purchase price of $0.55 per unit for gross proceeds of approximately $250,250. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.65 until June 18, 2011. We issued the securities to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 13, 2009, we sold 727,272 units to two investors at a purchase price of $0.55 per unit for gross proceeds of approximately $400,000. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.65 until July 13, 2011. We issued the securities to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 14, 2009, we granted stock options to one consultant to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share, exercisable until July 14, 2012. The options are subject to vesting provisions as set forth in the stock option agreement dated July 14, 2009. We issued the stock options to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 2, 2009, we granted stock options to one consultant to purchase 100,000 shares of our common stock at an exercise price of $0.675 per share, exercisable until September 1, 2012. The options are to vest in four installments, each for 25,000 options. The first installment will vest on March 2, 2010, the second installment will vest June 2, 2010, the third installment will vest September 2, 2010 and the last installment will vest on March 2, 2011. We issued the stock options to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 2, 2009, one of our consultants exercised 50,000 options to purchase common shares at an exercise price of $0.25 and 25,000 options to purchase common shares at an exercise price of $0.62 and, accordingly, we issued 75,000 common shares to our consultant for gross proceeds of $28,000. Our consultant is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 14, 2009, one of our directors exercised 50,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 50,000 common shares to a director of our company for gross proceeds of $7,500. The director is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 3, 2009, a holder of warrants issued by our company exercised 150,000 warrants to purchase common shares at an exercise price of $0.45 and, accordingly, we issued 150,000 common shares to the holder for gross proceeds of $67,500. The warrant holder was not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 12, 2009, we issued 500,000 units to each of two investors upon the conversion of two convertible debentures originally issued by our company on January 14, 2009, each in the face amount of $50,000. Each unit consists of one share of our common stock and one non-transferable share purchase warrant. Each non-transferable share purchase warrant entitles the holder to purchase one additional share of our common stock at a purchase price of $0.15 per share until November 12, 2011. The investors were not U.S. persons, this transaction did not occur in the United States and in issuing these securities we relied on the registration exemption provided by Regulation S, promulgated under the Securities Act of 1933, and/or Section 3(a)(9) of the Securities Act of 1933.

On November 27, 2009, we sold 5,960,814 units at a price of CAD$0.70 (US$0.662) per unit to 49 investors for gross proceeds of CAD$4,172,570. Each unit consisted of one common share of our company and one-half of one non-transferable common share purchase warrant. Each whole common share purchase warrant entitles the investor to purchase one additional common share of our company at a price of CAD$0.90 (US$0.84) until November 27, 2011, subject to early expiration in the event that the common shares of our company trade on the TSX Venture Exchange or the OTC Bulletin Board with an average closing price greater than CAD$1.25 (US$1.17) for a period of 30 consecutive trading days. 48 of the investors were not U.S. persons, as that term is defined in Regulation S, and none of them was in the United States and for these investors we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S. One of the investors was a U.S. person and an accredited investor and in issuing securities to this investor we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation S promulgated thereunder.

On November 27, 2009, we entered in to an agency agreement with Wellington West Capital Markets Inc. and Canaccord Capital Corporation pursuant to which they acted as the agents in connection with the offering that was completed on November 27, 2009 and received an aggregate cash commission of 6% of the gross proceeds of the offering, together with an aggregate of 357,648 non-transferable broker warrants. Each broker warrant entitles the holder to purchase one common share of our company at an exercise price of CAD$0.72 (US$0.68) until November 27, 2010. In issuing these broker warrants, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 903 of Regulation S promulgated thereunder.

On January 19, 2010, we granted stock options to two of our directors, one of our officers and one consultant to purchase an aggregate of 550,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the execution of stock option agreements by the optionees and the terms of our 2007 stock option plan. All four of the optionees are non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), and we issued all of these options in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 3, 2010, we issued an aggregate of 115,000 shares of our common stock to one director of our company and two consultants upon the exercise of an aggregate of 115,000 stock options for aggregate proceeds of $56,500. Of the total, 40,000 of these shares were issued to one of our directors upon the exercise of stock options having an exercise price of $0.25, for total proceeds of $10,000. The other 75,000 shares were issued to two consultants located in Argentina upon the exercise of an aggregate of 75,000 stock options having an exercise price of $0.62, for aggregate proceeds of $46,500. All three of the people to whom we issued these shares are not U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and each of these transactions took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 16, 2010, our President and director exercised 450,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 450,000 common shares to our president and director for gross proceeds of $67,500. Our president and director is not a U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) and this transaction took place outside of the United States and, in issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans other than the stock option plans described below.

Stock Option Plans

On February 16, 2005 our board of directors approved our 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2010, there were 10,000 shares of our common stock still available for future grant under the plan.

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

On February 10, 2009, we granted stock options to three of our directors, two employees and one investor relations consultant to purchase an aggregate of 1,385,000 shares of our common stock at an exercise price of $0.37 per share, for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of $0.37 per share and a term of five (5) years.

On July 14, 2009, we granted stock options to one of our officers to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.60 per share, for a term expiring July 14, 2012. The options are to vest in four installments over 18 months on January 14, 2010, April 14, 2010, July 14, 2010 and January 14, 2011. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of $0.60 per share for a term of three (3) years.

On September 2, 2009, we granted stock options to one of our directors to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.675 per share, for a term expiring September 2, 2012. The options are to vest in four installments over 18 months on March 2, 2010, June 2, 2010, September 2, 2010 and March 2, 2011. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of $0.675 per share for a term of three (3) years.

On January 19, 2010, we granted stock options to two of our directors, one of our officers and one consultant to purchase an aggregate of 550,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011. These options were granted pursuant to our 2007 Stock Option Plan with an exercise price of $0.855 per share and a term of five (5) years.

As of January 31, 2010, there were 2,377,310 shares of our common stock still available for future grant under the 2007 Stock Option Plan.

The following table summarizes certain information regarding our equity compensation plans as at January 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil
2005 Stock Option Plan (an equity compensation plan not approved by security holders)	1,108,334	$0.57	10,000
2007 Stock Option Plan (an equity compensation plan approved by security holders)	3,285,000	$0.55	2,377,310
Total	4,393,334	$0.56	2,387,310

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2010.

ITEM 6.               SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and the notes to audited consolidated financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending March 31, 2011:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$1,650,000
General and administrative expenses, including investor relations	1,110,000
Accrued accounts payable, repayment of debt and acquisition of fixed assets	40,000
Total	$2,800,000
Cash on hand, March 31, 2010, estimated	$2,500,000
Proceeds from exercise of warrants and options	-
Estimated excess of cash requirements over cash resources	$ 300,000

During the 12 months ending March 31, 2011, we anticipate that we will require approximately $2.8 million in order to fund the plan of operations outlined above.

On February 3, 2010, we raised gross proceeds of approximately $56,500 on the exercise of stock options and on March 16, 2010 we raised gross proceeds of approximately $67,500 on the exercise of warrants. Our cash on hand as at the date of this annual report on Form 10-K is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that we are not aware of at the date of this annual report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

Results of Operations

Our operating results for the years ended January 31, 2010 and 2009 and the changes in our operating expenses between the years are summarized below:

			Changes
			between the
	Year ended	Year ended	years ended
	January 31,	January 31,	January 31,
	2010	2009	2010 and 2009

Mineral exploration activities	$885,639	$3,123,497	$(2,237,858)
Stock-based compensation	566,923	147,133	419,790
General and administrative	1,205,734	1,257,205	(51,471)

			Changes
			between the
	Year ended	Year ended	years ended
	January 31,	January 31,	January 31,
	2010	2009	2010 and 2009

Total expenses	$2,658,296	$4,527,835	$(1,869,539)

Revenue

We have not earned any revenue from operations since our inception and we do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover a reserve on our properties or, if we do discover a reserve that we will be able to enter into commercial production.

Expenses

Mineral Exploration Activities

Our mineral exploration expenses decreased by $2,237,858 or 72% from $3,123,497 for the year ended January 31, 2009 to $885,639 for the year ended January 31, 2010. The decrease in our mineral exploration expenses was primarily due to our decision to temporarily suspend our drilling and exploration program during the first three quarters of the year ended January 31, 2010, due to the global economic downturn. We completed a private placement for approximately $4.4M during the fourth quarter of the year ended January 31, 2010 and commenced our drilling and exploration program.

Stock-Based Compensation

Our stock-based compensation expense increased by $419,790 or 285% from $147,133 for the year ended January 31, 2009 to $566,923 for the year ended January 31, 2010. The increase in our stock-based compensation was due to the granting of 3,035,000 options to purchase shares of our common stock during the year ended January 31, 2010 compared to the granting of 150,000 options to purchase shares of our common stock during the year ended January 31, 2009. At January 31, 2009 we reclassified stock-based compensation from a line item on our statement of operations and began allocating it to the appropriate expense categories.

General and Administrative

Our general and administrative expenses decreased by $51,471 or 4% from $1,257,205 for the year ended January 31, 2009 to $1,205,734, for the year ended January 31, 2010. This decrease was primarily caused by decreases in office and sundry expenses of $156,312 and travel of $12,092 due to attending less conferences during the year; and foreign exchange losses of $104,736. These decreases were primarily offset by increases in consulting fees of $95,084 (net of $365,278 in stock based compensation) due to hiring more consultants; investor relations and communications of $28,699 (net of $54,512 in stock based compensation), professional fees of $53,176 and transfer agent fees of $27,992 incurred in connection with our approximate $4M private placement.

Liquidity and Capital Resources

Our working capital at January 31, 2010 and 2009 is summarized below:

			Change between January
	At January 31, 2009	At January 31, 2009	31, 2010 and 2009

Current assets	$3,319,642	$128,246	$3,191,396
Current liabilities	441,940	366,330	(75,610)

			Change between January
	At January 31, 2009	At January 31, 2009	31, 2010 and 2009
Working capital (deficit)	$2,877,702	$(238,084)	$3,115,786

Current Assets

Our current assets increased by $3,191,396 or 2488% from $128,246 at January 31, 2009 to $3,319,642 at January 31, 2010. The increase was primarily due an increase in cash from equity financing of approximately $4.1 million and a prepaid deposit on our drilling contract of approximately $95,000.

Current Liabilities

Our current liabilities increased by $75,610 or 21% from $366,330 at January 31, 2009 to $441,940 at January 31, 2010. The increase in our liabilities was primarily due to an increase in our accrued liabilities. This increase was partially offset by paying off our promissory note and conversion of our convertible debt into equity.

Working Capital

Our working capital increased by $3,115,786 or 1309% from a working capital deficit of $238,084 to working capital of $2,877,702. The increase was primarily due to the cash we received from the sale of units and the exercise of options and warrants, as well as the conversion of debt into common stock. .

The following table summarizes our sources and uses of cash during the years ended January 31, 2010 and 2009:

	Year Ended	Year Ended
	January 31, 2010	January 31, 2009

Cash flows used in operating activities	$(1,840,377)	$(4,741,175)
Cash flows used in investing activities	(25,349)	(19,591)
Cash flows provided by financing activities	4,997,165	4,024,107
Effect of foreign currency exchange	(30,213)	-
Net increase (decrease) in cash during period	$3,101,226	$(736,659)

Net cash used in operating activities

Net cash used in operating activities during the year ended January 31, 2010 was $1,840,377. We used cash on a prepaid drilling deposit and to pay our accounts payable. These uses of cash were partially offset by increases in our accrued accounts payable, an unsecured advance payable and unpaid consulting fees to a related party.

Net cash used in operating activities during the year ended January 31, 2009 was $4,741,175. We used cash to pay our accounts payable and accrued liabilities.

Net cash used in investment activities

During the year ended January 31, 2010 we spent $25,349, on the acquisition of equipment.

During the year ended January 31, 2009 we spent $19,591, on the acquisition of equipment.

Net cash provided by financing activities

During the year ended January 31, 2010, we received net cash of $4,949,165 on the issuance of 9,056,201 units in respect of private placements, $120,000 on the exercise of 500,000 warrants and $78,000 on the exercise of 275,000 stock options and we used $150,000 in cash on repayment of the promissory note.

During the year ended January 31, 2009, we received net cash of $3,724,107 on the issuance of 4,279,000 units sold in private placement offerings or our equity securities, we received $150,000 in cash in exchange for a note payable and we received $150,000 on the issuance of three convertible debentures.

Product Research and Development

We do not anticipate that we will spend any significant sums on product research and development over the twelve month period ending March 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2011.

Going Concern

We have historically incurred losses since inception. From inception through January 31, 2010, we have incurred losses of $17,078,930. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended January 31, 2010 were prepared assuming that we will continue as a going concern. This contemplates that our assets will be realized and liabilities and commitments satisfied in the normal course of business. In the notes to our financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Income Taxes

Income tax expense has not been recognized for the years ended January 31, 2010 and 2009 and no taxes were payable at January 31, 2010 or 2009, because we have incurred losses since inception.

The actual income tax benefit differs from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to our loss before income taxes. The components of these differences are as follows:

	Year ended	Year ended
	January 31, 2010	January 31, 2009

Corporate tax rate	34%	34%
Expected income tax recovery	$(904,000)	$(1,539,000)
Items not deductible for tax purposes	261,000	946,000
Change in valuation allowance	643,000	593,000
Income tax provision	$-	$-

At January 31, 2010 and 2009, we had the following deferred tax assets that primarily relate to net operating losses. We established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

	2010	2009
Federal loss carryforwards (effective rate 34%)	$3,023,401	$2,380,221
Less: valuation allowance	(3,023,401)	(2,380,221)

	$-	$-

Our valuation allowance increased during 2010 and 2009 by $643,180 and $550,290, respectively.

We had the following net operating loss carryforwards (NOLs) at January 31:

	2010	2009
Net operating loss carryforwards	$8,892,356	$7,000,650

The federal NOLs expire through January 31, 2030. Our Companies are Delaware corporations, Delaware corporate income tax is payable annually based on 8.7% of federal taxable income allocated and apportioned to Delaware based on an equally weighted three-factor method of apportionment of property, wages and sales in Delaware. During the year ended January 31, 2010 and 2009 we paid $302 and $775 respectively in Delaware corporate tax.

If changes in ownership of the Company were to occur, NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at March 31, 2010.

We have the following long-term contractual obligations and commitments:

Operating leases

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CDN$1,463 (US$1,358) per month until October 31, 2009 and CDN$1,537 (US$1,426) per month until October 31, 2010.

On June 1, 2008, we entered into a three year lease agreement payable at $2,350 per month until May 31, 2011.

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

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities, borrowing funds secured with promissory notes and issuing convertible debentures.

Critical Accounting Policies and Judgments

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

Accrued liabilities previously included in accounts payable and accrued liabilities have been reclassified as accrued liabilities, accrued professional fees, accrued investor relations and communications, accrued interest, accrued mineral property interests and accrued consulting.

Stock based compensation has been reclassified to either consulting or investor relations and communications.

Cash Equivalents

Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Asset Impairment

We regularly review the carrying value of long-lived assets for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company’s only long-lived asset is its equipment. At January 31, 2010 and 2009 we did not record any impairment charges against our equipment.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and equivalents and receivables.

We maintain our Canadian cash in a major chartered Canadian bank deposit account and in 30 day deposits. Our bank deposit account is insured by the Canadian Deposit Insurance Corporation up to $100,000. Our Canadian dollar bank account balance, at times, may exceed federally insured limits. We maintain our Argentinean pesos in an Argentinean bank deposit account. We keep our Argentinean peso bank deposit account balance within federally insured limits. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not lost any cash and do not believe our cash is exposed to any significant credit risk.

We maintain our U.S. cash in major chartered Canadian bank deposit accounts. Our U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At January 31, 2010 and 2009, the Company had approximately $200,000 and $120,000, respectively in US cash and approximately $2.8 million and $Nil, respectively in bankers acceptance that was not insured.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized I income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

Effective February 1, 2008, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of January 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liabili9ty to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2010.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share includes the dilution that could occur upon the exercise of options and warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares that the Company could have repurchased with the proceeds from the exercise of options and warrants (which are assumed to have been made at the average market price of the common shares during the reporting period).

On February 1, 2009, we adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of this change had not impact on our basic or diluted net loss per share because we have never issued any share-based awards that contain nonforfeitable rights.

Potential shares of common stock are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At January 31, 2010 and 2009, we had 43,921,754 and 32,590,553, shares of common stock issued and outstanding, respectively, 9,458,443 and 4,960,637 warrants outstanding, respectively and 4,393,334 and 1,833,334 options outstanding, respectively and no convertible debt outstanding.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.

Stock-Based Compensation

We measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, we have determined that the dates used to value the transaction are either:

(1) The date at which a commitment for performance by the counter party to earn the equity instruments is established; or
(2) The date at which the counter party’s performance is complete.

New accounting standards adopted during the year ended January 31, 2010 were:

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

On February 1, 2009, we adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on our consolidated results of operations or financial position. (Note 2)

On February 1, 2009, we adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes were effective for us on November 1, 2009. The adoption of these changes did not have an impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13 for changes to revenue recognition for multiple-deliverable arrangements which amends ASC topic 604, revenue recognition. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for us on

February 1, 2011. We do not anticipate the adoption of these changes will not have an impact on our consolidated financial statements, as we do not currently have any revenue or such arrangements with customers.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At January 31, 2010 and 2009 and for the Years Ended January 31, 2010 and
2009

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Argentex Mining Corporation
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation (an exploration stage company) (the “Company”) as at January 31, 2010 and 2009 and the related consolidated statements of operations and cash flows for the years then ended, and for the cumulative period from December 21, 2001 (date of inception) to January 31, 2010, and stockholders’ equity (deficiency) for the cumulative period from December 31, 2001 (date of inception) to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the cumulative period from inception, December 21, 2001 to January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated significant losses from operations and has an accumulated deficit of $17,078,930 which raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

April 14, 2010	“Morgan & Company”
Chartered Accountants

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2010 AND 2009
(Stated in U.S. Dollars)

	2010	2009

ASSETS

Current
Cash and cash equivalents	$3,209,786	$108,560
Receivables	497	3,679
Prepaid expenses and deposit	109,359	16,007

Total current assets	3,319,642	128,246

Equipment (Note 4)	52,534	36,845

Total assets	$3,372,176	$165,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$57	$29,474
Accrued liabilities	22,111	4,274
Accrued professional fees	68,813	51,900
Accrued investor relations and communications	32,112	30,000
Accrued mineral property interests	262,529	-
Accrued consulting	20,000	-
Promissory note (Note 6)	-	150,000
Convertible debentures (Note 7)	-	100,682
Due to related parties (Note 9)	36,318	-

Total liabilities	441,940	366,330

Commitments (Note 12)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, authorized 100,000,000, nil shares issued and outstanding at January 31, 2010 and 2009	-	-
Preferred stock, Series A convertible, $0.001 par value, authorized 2,000, nil shares issued and outstanding at January 31, 2010 and 2009	-	-
Common stock, $0.001 par value, authorized 100,000,000, 43,921,754 and 32,590,553 issued and outstanding at January 31, 2010 and 2009, respectively	43,922	32,591
Warrants	238,981	93,493
Additional paid-in capital	19,756,476	14,093,311
Deficit accumulated during the exploration stage	(17,078,930)	(14,420,634)
Accumulated other comprehensive loss	(30,213)	-
Total stockholders' equity (deficit)	2,930,236	(201,239)

Total liabilities and stockholders' (deficit)	$3,372,176	$165,091

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	For the Years Ended		From December 21,
	January 31,		2001 (Inception)
	2010	2009	to January 31, 2010

Expenses

Consulting fees	$843,531	$383,169	$3,821,533
Depreciation	9,660	8,809	21,526
Foreign exchange loss	14,791	119,527	311,067
Investor relations and communication	208,629	125,418	1,843,239
Mineral property interests (Note 5)	885,639	3,123,497	7,504,903
Office and sundry	96,452	252,764	516,121
Professional fees	437,983	384,807	1,476,734
Rent	27,410	28,874	113,631
Transfer agent fees	77,501	49,509	210,535
Travel	42,728	54,820	314,643
Write-down of mineral claims	-	-	408,496

Net operating loss	(2,644,324)	(4,531,194)	(16,542,428)

Interest (expense) income	(13,972)	3,359	(536,502)

Net loss	$(2,658,296)	$(4,527,835)	$(17,078,930)

Net loss per share - basic and diluted	$(0.07)	$(0.15)

Weighted average number of shares outstanding - basic and diluted	36,735,688	31,092,091

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD FROM DECEMBER 21, 2001 (INCEPTION) TO JANUARY 31, 2010
(Stated in U.S. Dollars)

	Preferred Stock
	Series A Convertible			Common Stock
								Accumulated
					Additional			Other	Total
	Number of	Par	Number of		Paid-in		Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Par Value	Capital	Warrants	Deficit	Income (Loss)	(Defict)

Balance at December 21, 2001 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	-	-	9,620,000	9,620	87,780	-	-	-	97,400
Net loss for the year	-	-	-	-	-	-	(11,327)	-	(11,327)
Balance at January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	-	86,073
Net loss for the year	-	-	-	-	-	-	(58,694)	-	(58,694)
Balance at January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	-	27,379
Net loss for the year	-	-	-	-	-	-	(31,390)	-	(31,390)
Balance at January 31, 2004	-	-	9,620,000	9,620	87,780	-	(101,411)	-	(4,011)
Stock returned to treasury	-	-	(4,600,000)	(4,600)	4,600	-	-	-	-
Preferred stock issued for cash	2,000	2	-	-	1,997,498	-	-	-	1,997,500
Stock issued to acquire wholly-owned subsidiary	-	-	833,333	833	32,500	-	-	-	33,333
Stock issued to acquire a mineral property	-	-	833,333	834	32,500	-	-	-	33,334
Stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-	-
Stock issued for consulting fees	-	-	200,000	200	2,460	-	-	-	2,660
Net loss for the year	-	-	-	-	-	-	(2,293,257)	-	(2,293,257)
Balance at January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	-	(230,441)
Conversion of preferred stock	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-	-
Stock returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	-	(63,167)
Common stock issued for cash	-	-	666,667	667	117,333	82,000	-	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	-	333,333
Net loss for the year	-	-	-	-	-	-	(1,478,308)	-	(1,478,308)
Balance at January 31, 2006	-	-	18,398,890	18,399	2,698,515	82,000	(3,872,976)	-	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	-	250,000
Common stock issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	-	1,534,500
Cost of issuing stock	-	-	-	-	(78,750)	-	-	-	(78,750)
Common stock issued for services	-	-	30,000	30	49,470	-	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	-	477,592
Net loss for the year	-	-	-	-	-	-	(2,331,509)	-	(2,331,509)

Balance at January 31, 2007	-	-	20,996,723	20,997	4,978,759	82,000	(6,204,485)	-	(1,122,729)
Conversion of promissory note	-	-	3,720,776	3,720	1,386,348	-	-	-	1,390,068
Common stock issued for cash	-	-	1,930,720	1,931	2,224,933	-	-	-	2,226,864
Common stock issued for finders fee	-	-	180,000	180	-	-	-	-	180
Cost of issuing stock	-	-	-	-	(12,708)	-	-	-	(12,708)
Common stock issued for services	-	-	150,000	150	284,350	(82,000)	-	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	-	266,667
Exercise of stock options	-	-	666,667	666	214,001	-	-	-	214,667
Stock-based compensation	-	-	-	-	928,176	-	-	-	928,176
Net loss for the year	-	-	-	-	-	-	(3,688,314)	-	(3,688,314)
Balance at January 31, 2008	-	-	28,311,553	28,311	10,269,859	-	(9,892,799)	-	405,371
Common stock issued for cash	-	-	4,279,000	4,280	4,050,720	-	-	-	4,055,000
Cost of issuing stock	-	-	-	-	(424,386)	93,493	-	-	(330,893)
Debt discount	-	-	-	-	49,985	-	-	-	49,985
Stock-based compensation	-	-	-	-	147,133	-	-	-	147,133
Net loss for the year	-	-	-	-	-	-	(4,527,835)	-	(4,527,835)
Balance at January 31, 2009	-	-	32,590,553	32,591	14,093,311	93,493	(14,420,634)	-	(201,239)
Conversion of convertible debenture	-	-	1,500,000	1,500	148,500	-	-	-	150,000
Equity component of convertible debenture converted	-	-	-	-	(44,102)	-	-	-	(44,102)
Common stock issued for cash	-	-	9,056,201	9,056	5,180,691	-	-	-	5,189,747
Cost of issuing stock	-	-	-	-	(386,072)	145,488	-	-	(240,584)
Exercise of warrants	-	-	500,000	500	119,500	-	-	-	120,000
Exercise of stock options	-	-	275,000	275	77,725	-	-	-	78,000
Stock-based compensation	-	-	-	-	566,923	-	-	-	566,923
									5,618,745
Net loss for the period	-	-	-	-	-	-	(2,658,296)	-	(2,658,296)
Unrealized foreign currency exchange loss	-	-	-	-	-	-	-	(30,213)	(30,213)
									(2,688,509)
Balance at January 31, 2010	-	$-	43,921,754	$43,922	$19,756,476	$238,981	$(17,078,930)	$(30,213)	$2,930,236

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	For the Years Ended		From December 21,
	January 31,		2001 (Inception) to
	2010	2009	January 31, 2010

Cash flows from operating activities
Net loss	$(2,658,296)	$(4,527,835)	$(17,078,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,660	8,809	21,526
Stock-based compensation	566,923	147,133	2,486,845
Debt discount	5,214	667	5,881
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities
Receivables	3,182	(3,679)	(497)
Prepaid expenses and deposit	(93,352)	14,569	(109,359)
Accounts payable	(29,417)	(461,051)	336,609
Accrued liabilities	17,837	(1,688)	16,803
Accrued professional fees	16,913	51,900	(19,724)
Accrued investor relations and communications	2,112	30,000	2,112
Accrued mineral property interests	262,529	-	189,710
Accrued consulting	20,000	-	20,000
Due to related parties	36,318	-	36,318

Net cash used in operating activities	(1,840,377)	(4,741,175)	(13,295,217)

Cash flows from investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	(25,349)	(19,591)	(74,060)

Net cash used in investing activities	(25,349)	(19,591)	(482,556)

Cash flows from financing activities
Issuance of convertible debentures	-	150,000	1,650,000
Issuance of promissory notes	-	150,000	790,410
Repayment of promissory notes	(150,000)	-	(790,410)
Proceeds from issuance of capital stock	5,147,165	3,724,107	15,367,772

Net cash provided by financing activities	4,997,165	4,024,107	17,017,772

Effects of foreign currency exchange	(30,213)	-	(30,213)

Increase (decrease) in cash during the period	3,101,226	(736,659)	3,209,786

Cash, beginning of period	108,560	845,219	-

Cash, end of period	$3,209,786	$108,560	$3,209,786

Supplemental disclosures
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$13,052	$-	$88,729

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$150,000	$-	$150,000
Stock based compensation on issuance of brokers warrants	$145,488	$-	$145,488
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
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

We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These consolidated financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification

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
JANUARY 31, 2010
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

Accrued liabilities previously included in accounts payable and accrued liabilities have been reclassified as accrued liabilities, accrued professional fees, accrued investor relations and communications, accrued interest, accrued mineral property interests and accrued consulting.

Stock based compensation has been reclassified to either consulting or investor relations and communications.

Principles of Consolidation

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

These consolidated financial statements include the financial statements of Argentex and SCRN. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of estimates, including accruals for estimated professional fees and mineral property interests as well as estimating the useful asset lives for depreciation.

Foreign Currency

The functional currency of our subsidiary is the U.S. dollar. Our subsidiaries monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as prepaid expenses and fixed assets, are translated at historical rates. Gains and losses resulting from translation of such account balances are included in operating results, as are gains and losses from foreign currency transactions.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash Equivalents

Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Equipment

Our equipment is being depreciated on a declining balance basis over the estimated useful lives at 20% for furniture, fixtures and exploration equipment and 30% for computer equipment.

Asset Impairment

We regularly review the carrying value of long-lived assets for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company’s only long-lived asset is its equipment. At January 31, 2010 and 2009 we did not record any impairment charges against our equipment.

Revenue Recognition

The Company will record revenues from the sale of minerals when persuasive evidence of an arrangement exists, the minerals have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured.

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
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Asset Retirement Obligations

The Company plans to record the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets once production commences. Retirement obligations associated with long-lived assets are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) would be capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for future disturbances will be recognized as an ARO and as a related ARC in the period of the disturbance.

Financial Instruments and Risk Management

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and equivalents and receivables.

We maintain our Canadian cash in a major chartered Canadian bank deposit account and in 30 day deposits. Our bank deposit account is insured by the Canadian Deposit Insurance Corporation up to $100,000. Our Canadian dollar bank account balance, at times, may exceed federally insured limits. We maintain our Argentinean pesos in an Argentinean bank deposit account. We keep our Argentinean peso bank deposit account balance within federally insured limits. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not lost any cash and do not believe our cash is exposed to any significant credit risk.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

We maintain our U.S. cash in major chartered Canadian bank deposit accounts. Our U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At January 31, 2010 and 2009, the Company had approximately $200,000 and $120,000, respectively in US cash and approximately $2.8 million and $Nil, respectively in bankers acceptance that was not insured.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized I income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

Effective February 1, 2008, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of January 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liabili9ty to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2010.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share includes the dilution that could occur upon the exercise of options and warrants to acquire common stock, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares that the Company could have repurchased with the proceeds from the exercise of options and warrants (which are assumed to have been made at the average market price of the common shares during the reporting period).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On February 1, 2009, we adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of this change had not impact on our basic or diluted net loss per share because we have never issued any share-based awards that contain nonforfeitable rights.

Potential shares of common stock are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At January 31, 2010 and 2009, the Company had 43,921,754 and 32,590,553, shares of common stock issued and outstanding, respectively, 9,458,443 and 4,960,637 warrants outstanding, respectively and 4,393,334 and 1,833,334 options outstanding, respectively and no convertible debt outstanding.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.

Stock-Based Compensation

The Company has a stock-based compensation plan which is described more fully in Note 8. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, the Company has determined that the dates used to value the transaction are either:

(1) The date at which a commitment for performance by the counter party to earn the equity instruments is established; or

(2) The date at which the counter party’s performance is complete.

New accounting standards adopted during the year ended January 31, 2010 were:

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
JANUARY 31, 2010
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
JANUARY 31, 2010
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
JANUARY 31, 2010
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

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes were effective for us on November 1, 2009. The adoption of these changes did not have an impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
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

In October 2009, the FASB issued ASU 2009-13 for changes to revenue recognition for multiple-deliverable arrangements which amends ASC topic 604, revenue recognition. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for us on February 1, 2011. We do not anticipate the adoption of these changes will not have an impact on our consolidated financial statements, as we do not currently have any revenue or such arrangements with customers.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain equity financing and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 3 – GOING CONCERN, continued

production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At January 31, 2010, the Company had accumulated losses of $17,078,930 since inception (December 21, 2001). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future or be successful with any financing ventures. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 – EQUIPMENT

	January 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$9,425	$39,247
Furniture and fixtures	8,838	3,121	5,717
Computer equipment	15,958	8,388	7,570
	$73,468	$20,934	$52,534

	January 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$24,357	$4,093	$20,264
Furniture and fixtures	8,839	1,692	7,147
Computer equipment	14,923	5,489	9,434
	$48,119	$11,274	$36,845

NOTE 5 – MINERAL PROPERTY INTERESTS

a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director, the Company agreed to purchase an option to purchase a 100% interest in a mineral property located in the Santa Cruz Province of the Republic of Argentina, known as the Pinguino Property.

To acquire the property the Company made the following payments: CDN$50,000 on or before July 1, 2004 (paid); CDN$75,000 on or before July 1, 2005 (paid); CDN$100,000 on or before July 1, 2006 (paid); CDN$100,000 on or before July 1, 2007 (paid); and CDN$125,000 on or before July 1, 2008 (paid). The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $935,191 (CDN$1,000,000) or all of the royalty for $1,870,382 (CDN$2,000,000).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

The agreement also provides for an area of interest such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

(b)	Condor Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company paid CDN$10,000 to acquire a 100% interest in certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the Condor Property, subject to a 2% net smelter return royalty in favor of an ex-director.

The Company has the right to repurchase either one-half of the royalty for $935,191 (CDN$1,000,000) or all of the royalty for $1,870,382 (CDN$2,000,000).

c)	Santa Cruz and Rio Negro Properties

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired mineral claims located in the Santa Cruz Province of the Republic of Argentina, then known as the Dyakowski Property for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). These shares were issued and were subject to an Escrow Agreement dated March 2, 2004.

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

In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (SCRN), a Delaware corporation, the sole asset of which consisted of mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the SCRN Property, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and are subject to an Escrow Agreement dated March 2, 2004.

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

The Mineral Property Acquisition Agreement and the Share Purchase agreement also provide for an area of interest such that, in the event that the vendor records any property claims within five (5) kilometers of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective Agreements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

d)	Storm Cat Property

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company paid $10,000 to acquire a 100% interest in mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the Storm Cat Property.

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

In April, 2009, these claims were intentionally allowed to lapse.

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	The	The	December
	Year	Year	21, 2001
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

Pinguino Project:
Claim maintenance	$8,413	$128,756	$18,388
Assaying, testing and analysis	168,505	187,197	567,952
Camp and field supplies	260,175	528,072	1,634,545
Drilling	264,996	2,099,618	4,168,417
Geological and geophysical	140,354	150,857	814,087
Travel and accommodation	32,057	25,134	127,955
	874,500	3,119,634	7,331,344

Condor Project:
Claim maintenance	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

Santa Cruz Properties:
Claim maintenance	3,819	901	21,851
	3,819	-	21,851

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

Rio Negro Properties:
Claim maintenance	7,108	-	7,108
Camp and field supplies	-	-	51,836
Geological and geophysical	212	2,962	39,621
Travel and accommodation	-	-	9,614
	7,320	-	108,391

Other:	-	-	31,405

	$885,639	$3,123,497	$7,504,902

NOTE 6 – PROMISSORY NOTE

On November 16, 2009, the Company paid-off the promissory note in the amount of $150,000 plus accrued interest of $13,052.

			January 31,	January 31,
Date Issued	Maturity	Interest Rate	2010	2009
October 15, 2008	October 15, 2009	8%	$ -	$150,000

NOTE 7 – CONVERTIBLE DEBENTURES

On January 14, 2009, the Company sold three non-interest bearing convertible debentures, each in the face amount of $50,000 for aggregate gross proceeds of $150,000. During the year ended January 10, 2010 these debentures were converted to units during the year ended January 31, 2010. (Note 8)

The convertible debentures are unsecured and consist of the following:

	January 31,	January 31,
	2010	2009

Face value	$-	$150,000
Less debt discount	-	(49,985)
Debt component	-	100,015
Accretion	-	667
	$-	$100,682

NOTE 8 – CAPITAL STOCK

Stock Transactions

In June 2005, 675 non-voting Series A convertible preferred shares were converted into 750,000 common shares.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued Stock Transactions, continued

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

On November 28, 2006, the Company completed a private placement and issued 500,000 units for gross proceeds of $500,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.75 per share on or before November 28, 2008. In the case of each private placement, each whole warrant will entitle the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued Stock Transactions, continued

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions, continued

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions, continued

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

During the quarter ended March 31, 2009, the Company issued 200,000 shares of common stock for proceeds of $50,000 on the exercise of stock options. (Note 9).

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

On June 5, 2009, the Company issued 300,000 shares of common stock for proceeds of $45,000 on the exercise of warrants. (Note 9).

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

On October 13, 2009, the Company issued 50,000 shares of common stock to a director for proceeds of $7,500 on the exercise of warrants. (Note 9).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions, continued

On November 3, 2009, the Company issued 150,000 shares of common stock to an officer for proceeds of $67,500 on the exercise of warrants. (Note 9).

On November 12, 2009, the Company issued 1,000,000 units on conversion of two $50,000 convertible debentures. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.15 for a period of 24 months expiring on November 12, 2011.

On November 27, 2009 we completed a brokered private placement of 5,960,813 units at a price of CDN$0.70 (US$0.662) per unit for gross proceeds of CDN$4,172,570 (US$3,940,038). Each unit consists of one common share of the Company’s common stock and one-half of one non-transferable common share purchase warrant. Each warrant entitles the purchaser to purchase one additional common share of the Company at a price of $0.90 (US$0.84) for a period of two years after closing, subject to early expiration in the event that the common shares of the Company trade on the TSX-V or the OTCBB with an average closing price greater than $1.25 (US$1.17) for a period of 30 consecutive trading days. We also paid a cash commission of 6% or CDN$250,354 (US$236,760) to an agent for services rendered in the closing of the private placement.

On November 27, 2009, we issued an aggregate of 357,648 non-transferrable broker warrants to the brokers as a commission for the proceeds raised by the brokers in the brokered private placement. Each brokers warrant entitles the holder to purchase one common share of the Company’s common stock at an exercise price of CDN$0.72 (US$0.68) for a period of 1year. The agent’s warrants were valued, using the Black Scholes valuation model, at $145,488 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 1.03%; expected life of the warrants 1 year; annualized volatility – 120%; and dividend rate – 0%.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at January 31, 2008	2,730,887	$1.50
Issued	2,997,000	1.03
Exercised	(767,250)	1.75
Balance at January 31, 2009	4,960,637	1.17
Issued	7,933,443	0.58
Exercised	(500,000)	0.24
Expired	(2,935,637)	1.54
Balance at January 31, 2010	9,458,443	$0.61

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Share purchase warrants, continued

At January 31, 2010, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

357,648	$ 0.68 (CDN$0.72)	November 27, 2010
775,000	$ 0.15	January 15, 2011
1,328,334	$ 0.45	April 24, 2011
434,782	$ 0.45	May 22, 2011
500,000	$ 0.15	May 28, 2011
455,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
1,000,000	$ 0.15	November 12, 2011
2,980,407	$ 0.85 (CDN$0.90)	November 27, 2011
900,000	$ 1.25	April 11, 2012

9,458,443

Stock Options

On November 10, 2007, the board of directors approved the adoption of the 2007 Stock Option Plan which permits the Company to issue up to 5,662,310 shares of common stock to Company directors, officers, employees and consultants. The 2007 Stock Option Plan was approved by TSX Venture stock exchange and by the stockholders in September 2008.

On February 10, 2009, we granted 1,385,000 stock options. Of these stock options a total of 1,150,000 of were issued to three directors, a total of 35,000 were issued to two employees and 200,000 were issued to an investor relations firm. These stock options are exercisable at $0.37, expire in five years on February 10, 2014 and vest in accordance with the Company’s stock option plan at 346,250 stock options each quarter. These stock options were valued, using the Black Scholes valuation model, at $377,501 which is being recorded in consulting and investor relations fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.18%; expected life of the options – 5 years; annualized volatility – 98%; and dividend rate – 0%. (Note 9).

On July 14, 2009, we granted 1,000,000 stock options to an officer in accordance with the terms of a consulting agreement. These stock options are exercisable at $0.60, expire in three years on July 14, 2012 and vest in four installments each in the amount of 250,000 stock options on January 14, 2010, April 14, 2010, July 14, 2010 and January 14, 2011. These stock options were valued, using the Black Scholes valuation model, at $341,623 which is being recorded in consulting fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.29%; expected life of the options – 3 years; annualized volatility – 89%; and dividend rate – 0%. (Note 9).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

On September 2, 2009, the Company granted 100,000 stock options to a director in consideration for services rendered. These stock options are exercisable at $0.675, expire on in three years on September 2, 2012 and vest in four installments each in the amount of 25,000 stock options on March 2, 2010, June 2, 2010, September 2, 2010 and March 2, 2011. The stock options were valued, using the Black Scholes valuation model, at $38,968 which is being recorded in consulting fees in accordance with the Companies stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.15%; expected life of the options – 3 years; annualized volatility – 90%; and dividend rate – 0%. (Note 9).

On January 19, 2010, the Company granted 550,000 stock options. Of these stock option a total of 300,000 were granted to two directors, 150,000 to an officer and 100,000 to a consultant. These stock options are exercisable at $0.855, expire in five years on January 19, 2015 and vest in accordance with the Companies stock option plan at 137,500 stock options each quarter. These stock options were valued, using the Black Scholes valuation model, at $325,198 which is being recorded in consulting fees in accordance with the Companies stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.25%; expected life of the options – 5 years; annualized volatility – 88%; and dividend rate – 0%. (Note 9).

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at January 31, 2008	1,723,334	$0.52
Granted	150,000	0.35
Cancelled	(40,000)	0.44
Balance at January 31, 2009	1,833,334	0.50
Granted	3,035,000	0.54
Exercised	(275,000)	0.28
Expired	(200,000)	0.25
Balance at January 31, 2010	4,393,334	$0.56

The weighted average fair value per stock option granted during the year ended January 31, 2010, was $0.36 (2009 - $0.24) .

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options, continued

At January 31, 2010, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

75,000	$ 0.62	March 10, 2010
50,000	$ 0.25	June 26, 2010
400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
150,000	$ 1.35	May 11, 2011
1,000,000	$ 0.60	July 14, 2012
100,000	$ 0.675	September 1, 2012
100,000	$ 1.13	November 13, 2012
233,334	$ 0.25	March 26, 2013
150,000	$ 0.35	October 28, 2013
1,385,000	$ 0.37	February 10, 2014
550,000	$0.855	January 19, 2015
4,393,334

The fair value of stock options granted during the year ended January 31, 2010 was $1,083,289 (2009 - $29,234) which is being recognized over the options vesting periods. At January 31, 2010, 2,993,334 (2009 – 1,778,334) stock options were exercisable.

Total stock-based compensation recognized during the year ended January 31, 2010 was $566,923 (2009 - $147,133). Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Year	Year
	Ended	Ended
	January	January
	31, 2010	31, 2009

Consulting fees	$512,411	$147,133
Investor relations	54,512	-
	$566,923	$147,133

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the year:

	Year	Year
	Ended January	Ended January
	31, 2010	31, 2009
Risk-free interest rate	1.23%	1.78%
Expected life of options	4.28 years	5 years
Annualized volatility	93%	86%
Dividend rate	0%	0%

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options, continued

As at January 31, 2010, the aggregate intrinsic value (AIV) of all outstanding, vested stock options was $913,217 and the AIV of options exercised during the year ended January 31, 2010 was $58,850.

See Notes 9 and 14.

NOTE 9 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company entered into a management agreement with an officer at CDN$2,500 per month. During the year ended January 31, 2010, the Company paid consulting fees of $16,209 (2009 - $31,645) relating to this management agreement. This contract was cancelled on August 15, 2009.

During the year ended January 31, 2010, the Company paid consulting fees of $25,329 (2009 - $Nil) to an officer of the Company.

At January 31, 2010 and 2009 the Company was indebted to a director in the amount of $1,109 (2009 - $Nil).

On August 1, 2009, we entered into a two year consulting agreement with our president and Frontera Geological Services Ltd., (Frontera) a company wholly-owned by our President whereby we agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of $11,690 (CDN$12,500) per month and agreed to issue to this director options to purchase 100,000 shares of our common stock with a three year term and an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options are granted. Under the terms of the agreement, if during the period from August 1, 2009 to August 1, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more, if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of common stock or warrants of $4,500,000 or more, if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 150,000, (c) a resource estimate and a complete and positive scoping study is completed on the Company’s Pinguino property, a cash incentive bonus is to be paid to this director based on the closing price of the Company’s common stock on the date the scoping study is completed, times 150,000 or (d) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s stock at the end of 20 consecutive days of trading times, 250,000. (Note 12)

During the year ended January 31, 2010 the Company paid or accrued consulting fees of $122,394 (2009 - $115,908) and recorded stock based compensation of $Nil (2008 - $Nil) relating to this consulting agreement and a predecessor agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 9 - RELATED PARTY TRANSACTIONS, continued

On July 14, 2009, we entered into a one year consulting agreement with an officer and a company controlled by this officer whereby we agreed to pay a consulting fee for services consistent with those ordinarily provided by an Executive Vice President of Corporate Development of $11,690 (CDN$12,500) per month and agreed to issue to this officer options to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share for three years. Under the terms of the agreement, if during the period from July 14, 2009 to July 14, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of our common stock or warrants for $4,500,000 or more if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 150,000, or (c) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days an additional incentive bonus is to be paid to this officer, based on the closing price of the Company’s stock at the end of 20 consecutive days of trading, times 250,000. (Notes 8 and 12)

During the year ended January 31, 2010 the Company paid consulting fees of $78,580 to this company. At January 31, 2010 the Company was indebted to this Company in the amount of $35,211. On July 14, 2009, we granted 1,000,000 stock options to an officer in accordance with the terms of the above consulting agreement. (Note 8)

On February 10, 2009, we granted a total of 1,150,000 stock options to three directors. (Note 8)

On September 2, 2009, we granted 100,000 stock options to a director in consideration for services rendered. (Note 8)

On January 19, 2010, we granted a total of 300,000 stock options to two directors and 150,000 stock options to an officer. (Note 8)

On March 29 and April 7, 2009, a director exercised a total of 200,000 stock options. (Note 8)

On June 5, 2009, a director exercised 300,000 stock purchase warrants. (Note 8)

On October 13, 2009, a director exercised 50,000 stock purchase warrants. (Note 8)

On November 3, 2009, an officer exercised 150,000 stock purchase warrants. (Note 8)

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

See Note 14.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 10 - SEGMENTED INFORMATION

At January 31, 2010 and 2009, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	January 31,	January 31,
	2010	2009

Identifiable assets
Canada	$3,191,348	$120,576
Argentina	180,828	44,515
	$3,372,176	$165,091

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2010	2009

Loss for the year
Canada	$1,628,987	$1,188,179
Argentina	1,029,309	3,339,656
	$2,658,296	$4,527,835

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

The carrying values and fair values of our financial instruments are as follows:

		January 31, 2010		January 31, 2009
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash and equivalents	Level 1	$3,209,786	$3,209,786	$108,560	$108,560
Receivables	Level 2	$497	$497	$3,679	$3,679
Accounts payable and accrued liabilities	Level 2	$405,622	$405,622	$115,648	$115,648
Promissory note	Level 2	$-	$-	$150,000	$150,000
Convertible debenture	Level 2	$-	$-	$100,682	$100,682

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

NOTE 12 – COMMITMENTS

Lease Commitments

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CDN$1,537 (US$1,427) per month until October 31, 2010.

On June 1, 2008, we entered into a three year lease agreement at $2,350 per month until May 31, 2011.

At January 31, 2010, the minimum future lease payments under our operating leases are as follows:

At January 31,	2011	2012
Premises lease payments	$41,137	$9,400

Consulting Commitments

On July 14, 2009, we entered into a one year consulting agreement a company controlled by an officer whereby we agreed to pay a consulting fee of $11,690 (CDN$12,500) until July 13, 2010. (Note 9)

On August 1, 2009, we entered into a two year consulting agreement with a company wholly-owned by our President whereby we agreed to pay a consulting fee of $11,690 (CDN$12,500) until July 31, 2011. (Note 9)

At January 31, 2010, the minimum future payments under our consulting contracts are as follows:

At January 31,	2011	2012
Consulting fees	$204,573	$70,139

13. INCOME TAXES

Income tax expense has not been recognized for the years ended January 31, 2010 and 2009 and no taxes were payable at January 31, 2010 or 2009, because the Company has incurred losses since its inception.

The actual income tax benefit differs from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended	Year ended
	January 31, 2010	January 31, 2009

Corporate tax rate	34%	34%
Expected income tax benefit	$(904,000)	$(1,539,000)
Items not deductible for tax purposes	261,000	946,000
Change in valuation allowance	643,000	593,000
Income tax provision	$-	$-

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Stated in U.S. Dollars)

13. INCOME TAXES, continued

At January 31, 2010 and 2009, the Company had the following deferred tax asset that relates to net operating losses. The Company established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax asset will not be realized.

	2010	2009
Federal loss carryforwards (effective rate 34%)	$3,023,401	$2,380,221
Less: valuation allowance	(3,023,401)	(2,380,221)

	$-	$-

The Company’s valuation allowance increased during 2010 and 2009 by $643,180 and $550,290, respectively.

The Company had the following net operating loss carryforwards (NOLs) at January 31:

	2010	2009
Net operating loss carryforwards	$8,892,356	$7,000,650

The federal NOLs expire through January 31, 2030. The Companies are Delaware corporations, Delaware corporate income tax is payable annually based on 8.7% of federal taxable income allocated and apportioned to Delaware based on an equally weighted three-factor method of apportionment of property, wages and sales in Delaware. During the year ended January 31, 2010 and 2009 the Company paid $302 and $775 respectively in Delaware corporate tax.

If changes in ownership of the Company were to occur, NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law).

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855 management evaluated all activity of the Company through April 14, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial Statements or disclosure in the consolidated notes to the financial statements.

Exercise of Stock Options

On February 3, 2010, we issued a total of 115,000 shares of our common stock to a director and two consultants for proceeds of $56,500 on the exercise of 115,000 stock options. (Notes 8 and 9)

Exercise of Warrants

On March 16, 2010, we issued a total of 450,000 shares of our common stock to a director for proceeds of $67,500 on the exercise of 450,000 warrants. (Notes 8 and 9)

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As of January 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of January 31, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management noted that, although our audit committee is comprised of three independent directors, none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our audit committee means that no member of our audit committee has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management’s activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our audit committee raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of January 31, 2009, our company’s internal controls over financial reporting were not effective. We do not currently have any plans to replace any existing member of our board of directors or our audit committee, nor do we have any current plans to add any additional directors or audit committee members.

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

Changes In Internal Controls Over Financial Reporting

There were no changes in control over financial reporting during the quarter ended January 31, 2010 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at April 14, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kenneth Hicks	Director, Chairman of the Board, President, Secretary and Treasurer	50	February 11, 2004
Colin Godwin	Director	70	June 1, 2005
Jenna Hardy	Director	57	February 7, 2006
Richard Thibault	Director	53	February 9, 2006
Patrick Downey	Director	50	September 10, 2008
Mark Vanry	Executive Vice President of Corporate Development	41	July 14, 2009
Valerie Helsing	Chief Financial Officer	61	July 15, 2009

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Kenneth Hicks, Director, Chairman of the Board, President, Secretary and Treasurer

Mr. Hicks was our Vice President (Exploration) from February 11, 2004 until May 26, 2005, at which date he was appointed President of our company. He is a graduate of the University of British Columbia, holding a B.Sc. (Honours) degree in Geology. Since graduating in 1982, Mr. Hicks has practiced his profession as a geologist throughout North and South America for major mining companies such as Falconbridge Limited, mid-tier copper-gold producers such as Imperial Metals Corporation, as well as junior exploration companies. Since 1996 Mr. Hicks has worked extensively in South America, focusing primarily on Argentina where he has consulted for a number of junior companies.

Mr. Hicks is a registered member of the Association of Professional Engineers and Geoscientists of British Columbia, as well as the Society of Economic Geologists and the Association for Mineral Exploration BC. Mr. Hicks resigned in 2007 from the board of directors of Prominex Resource Corp., a TSX Venture Exchange listed junior resource company with properties in Newfoundland, Canada.

Colin Godwin, Director

Dr. Godwin is Professor Emeritus at the University of British Columbia, where he taught the exploration and geology of mineral deposits from 1975 until he retired in 1999. Since June 1, 2000, Dr. Godwin has been a director of Rome Resources Ltd. (TSX-V: RMR), and he has been its President since May 2002. He has published more than one hundred papers, approximately thirty-five of which were professionally adjudicated. Dr. Godwin was a founding director of International Geosystems Ltd. and became involved in the development of the GEOLOG System; one of the first computer based schemes for capturing and using data from exploration-development work, especially drill holes.

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

From 1996 through 2004, Ms. Hardy served as the Manager of Health Safety Environment with Pan American Silver Corp. where she was responsible for corporate oversight of health, safety and environmental issues at operating subsidiaries in Peru, Mexico and Bolivia, as well as development projects in Argentina, Canada and the USA. In 2004, Ms. Hardy reactivated a consulting company that she founded in 1986 and currently provides environmental, corporate development and corporate governance services to clients consisting primarily of junior natural resource companies working in Mexico and Canada. On January 23, 2009, Ms. Hardy became a director of Triple Dragon Resources Inc. (CNSX: TDN).

Ms. Hardy holds an Executive MBA from Simon Fraser University, and a M.Sc. (Economic Geology) and a B.Sc. (Geology) both from the University of Toronto. Ms. Hardy is a member of the Association of Professional Engineers and Geoscientists of British Columbia, and the Canadian Institute of Mining & Metallurgy.

Richard Thibault, Director

Mr. Thibault is a registered mining engineer with over 30 years of experience in engineering, operations, management and consulting experience in North and South America and is currently an independent mining consultant providing management services to select clients.

From 1996 to 2006, Mr. Thibault was based in South America where he worked in Argentina, Bolivia, Chile, Colombia, Ecuador, Peru and Venezuela. While based in Buenos Aires, Argentina he held the position of President of High American Gold Inc., a publicly traded junior mining company, and Managing Director of Procesadora de Boratos Argentinos S.A., a private industrial mineral company. In Santiago, Chile he was the General Manager of the consulting firm BGC-AVOT Engineering Inc. In 2006/07, he held the position of Vice President, Minerals of Daleco Resources Corp.; a United States based publicly traded company. Before moving to South America, he worked for Fording Coal Ltd., a Canadian based company, in progressively responsible positions.

He is the President, Chief Executive Officer and director of Antioquia Gold Inc. a publicly traded company with mining interests in Colombia. Mr. Thibault has a B.Sc. (Mining Engineering) from Queen’s University and is fluent in English, Spanish and French.

Patrick Downey, Director

Mr. Downey has been President, Chief Executive Officer, and director of Aura Minerals Inc. (TSX: ORA), a TSX-listed company that is focused on the acquisition, exploration, development and operation of gold and base metal properties in the Americas, since April 4, 2007 and has over 25 years of international experience in the resource industry. Mr. Downey was President, Chief Executive Officer and director of Viceroy Exploration Ltd. prior to its acquisition by Yamana Gold Inc. in 2006 for CAD$600 million. Prior to that, he was President of Consolidated Trillion Resources Ltd. and Oliver Gold Corporation, where he negotiated the successful merger to form Canico Resource Corp., which was purchased in 2006 by Companhia Vale do Rio Doce for over $800 million. He has held senior engineering positions at several large-scale gold mining operations and has also held operating positions at several mining projects for Anglo American Corporation in South Africa. Mr. Downey is also a member of the board for a number of resource companies in the mining sector. Mr. Downey holds a Bachelor of Science (Hon.) degree in Engineering from Queen’s University and is a registered member with the Association of Professional Engineers and Geoscientists of British Columbia.

Mark Vanry, Executive Vice President of Corporate Development

Most recently, Mr. Vanry spent five years as Managing Director and Head of Equity Sales for Canaccord Adams. Under his leadership, Canaccord Adams became the number one investment dealer for distribution of Canadian equity and equity-linked products to European Investors. Prior to that, he was Vice President of US Equity Sales for Raymond James Ltd., also based in London. In addition, Mr. Vanry’s background includes work as Vice President of Equity Sales for Goepel McDermid (now Raymond James Canada) and as an Associate in Scotiabank International’s Latin American banking group. Mr. Vanry has been a director of Corex Gold Corporation (TSX-V:CGE) since March 24, 2010. He holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a BA from the University of British Columbia.

Valerie Helsing, Chief Financial Officer

Ms. Helsing is a Certified Public Accountant (California) and a Certified Management Accountant (British Columbia) with over 20 years public practice experience in Canada and the US. She has been Chief Financial Officer and Corporate Secretary of Novadx Ventures Corp. since March 1, 2010. For nine years - until May of 2009 - Ms. Helsing has been advising US and Canadian companies on finance and regulatory matters. From 1997 until 2000, she was a senior manager with the international accounting firm of BDO Seidman, LLP in Los Angeles and from 1984 until 1997 she worked at BDO Dunwoody in Vancouver office as a senior manager.

Ms. Helsing received her CPA designation in 2001, her CMA designation in 1996 and holds a BA in economics and commerce from Simon Fraser University (1979).

Significant Employees

Our significant employees, their ages and positions held are as follows:

Diego Guido	Senior Technical Advisor	36
Orlando Rionda	Legal Representative	44

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

Meetings and Committees of the Board of Directors

During the fiscal year ended January 31, 2010, our Board held at least two meetings and each director attended all of the meetings of the Board and the committees upon which such member served. It is our policy to invite directors to attend the annual meeting of stockholders.

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

Having been formed in March 2006, our audit committee did not meet during the year ended January 31, 2006. Our audit committee convened its first meeting on April 26, 2007. Our audit committee conducted two meetings during the year ended January 31, 2010.

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

During the year ended January 31, 2010, our compensation committee held two meetings.

Nominating Committee

Effective March 31, 2006, our board of directors created a nominating committee. Our board of directors adopted a nominating committee charter and appointed Jenna Hardy and Richard Thibault as members of our nominating committee. Our board of directors has determined that all members of the nominating committee qualify as “independent” under TSX Venture Exchange and SEC independence standards.

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

During the year ended January 31, 2010, our nominating committee held two meetings.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth Hicks	2(1)	3(1)	Nil
Colin Godwin	2(1)	3(1)	Nil
Patrick Downey	2(1)	6(1)	Nil
Jenna Hardy	1(1)	2(1)	Nil
Richard Thibault	2(1)	3(1)	Nil
Valerie Helsing	1(1)	1(1)	Nil
Mark Vanry	1(1)	1(1)	1(1)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

ITEM 11.            EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended January 31, 2010 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(4) ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Kenneth Hicks Chairman of the Board, President, Secretary and Treasurer	2010 2009	Nil Nil	Nil Nil	Nil Nil	243,391 Nil	Nil Nil	Nil Nil	122,394 115,908	335,008 115,908
Valerie Helsing(1) Chief Financial Officer	2010 2009	Nil N/A	Nil N/A	Nil N/A	88,690 N/A	Nil N/A	Nil N/A	25,329 N/A	42,821 N/A
Hamish Malkin(2) Former Chief Financial Officer	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	16,209 32,197	16,209 32,197
Mark Vanry(3) Executive Vice President	2010 2009	Nil N/A	Nil N/A	Nil N/A	341,623 N/A	Nil N/A	Nil N/A	43,369 N/A	145,856 N/A

(1)	Valerie Helsing was appointed as our chief financial officer on July 15, 2009.
(2)	Hamish Malkin resigned as our chief financial officer on July 15, 2009.
(3)	Mark Vanry was appointed as our executive vice president of corporate development on July 14, 2009.
(4)

The value of stock options equals the fair value at date of grant. the value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation –Stock Compensation.

Compensation Discussion and Analysis

On April 13, 2007, we entered into a consulting agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our President, Kenneth Hicks. Under the agreement, Frontera Geological Services Ltd. agreed to make Mr. Hicks available to us on substantially a full-time basis (approximately 80% of his working hours) to serve as our President for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of approximately $7,684 (CAD$9,000) per month and we agreed to issue to Mr. Hicks 900,000 non-transferable share purchase warrants. We issued these share purchase warrants on April 14, 2009. Each share purchase warrant entitles Mr. Hicks to purchase one common share of our company at an exercise price of $1.25 until April 12, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our income was equal to or greater than $5,000,000 from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equaled or exceeded $3.00 then, in either of such events, we agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. Mr. Hicks is currently entitled to receive these common shares because the condition stated in subparagraph (a) above was met, but these common shares have not yet been issued. The term of this agreement commenced on April 13, 2007 and expired April 13, 2009, but the agreement provided for an automatic renewal for an additional term of two years unless either party gave notice to the other party that it did not wish to renew. Prior to the expiration of the original term, Mr. Hicks, acting on behalf of Frontera, gave notice that he desired to renegotiate the terms of his compensation.

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Mr. Hicks pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of CAD$12,500 (US$12,019); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones.

Under the consulting agreement, we will be required to pay an incentive bonus to Mr. Hicks upon the occurrence of each of five milestones referred to as (1) a financing event (there are two possible financing events), (2) the superior financing event, (3) the technical event and (4) the trading event.

A financing event will occur if, during the period beginning on August 1, 2009 and expiring on August 1, 2010, (i) we receive gross proceeds from the sale of equity equal to or greater than an aggregate of $6,000,000, or (ii) we receive gross proceeds from the sale of equity equal to or greater than an aggregate of $4,500,000 if the average price of the equity sold is equal to or greater than $1.00 per share. Upon occurrence of either financing event, Mr. Hicks will earn a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the last day of the period during which a financing event occurs and “Y” is 250,000. By way of example, if at the time a financing event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of that financing event would be $250,000.

The superior financing event will occur if, during the period beginning on August 1, 2009 and expiring on August 1, 2010, we are able to raise $4,500,000 or more from the sale of shares of our common stock or warrants at an average price of at least $1.50 per share. Upon the occurrence of the superior financing event, Mr. Hicks will earn, in addition to any other cash incentive bonus provided for upon the occurrence of any other milestone, a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the last day of the period during which a financing event occurs and “Y” is 150,000. By way of example, if at the time the superior financing event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of the superior financing event would be $150,000.

The technical event will occur if, during the period beginning on August 1, 2009 and expiring on August 1, 2010, both a resource estimate and a complete and positive scoping study on our Pinguino property are completed. In order to qualify, the positive scoping study must include recommendations for how to proceed forward on the technical side of the development for mining purposes of the Pinguino property. Upon the occurrence of the technical event, Mr. Hicks will earn a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the day the technical event occurs and “Y” is 150,000. By way of example, if at the time the technical event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of the technical event would be $150,000.

The trading event will occur if, during the period beginning on August 1, 2009 and expiring on August 1, 2010, the average price for our common shares equals or exceeds $3.00 for 20 consecutive trading days. Upon the occurrence of the trading event, Mr. Hicks will earn a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the last day of the period during which a trading event occurs and “Y” is 250,000. By way of example, if at the time the trading event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of the trading event would be $250,000.

Mr. Hicks is required to deduct from the gross amount of any incentive bonus an amount sufficient to satisfy his liability for any income tax due in respect of the incentive bonus and he is required to apply the balance of the amount of that incentive bonus to the purchase, in a private placement at the market price prevailing on the date the incentive bonus is earned, of shares of our common stock.

On April 13, 2007, we issued 900,000 share purchase warrants to Mr. Hicks as required by the consulting agreement that we entered into on April 13, 2007. On July 5, 2005, we granted to Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.50 per share expiring on June 26, 2015. The exercise price of these options was reduced to $0.25 on December 13, 2005 and the expiry date was changed to March 26, 2013. Also on July 5, 2005, we granted Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share expiring on June 26, 2015. The exercise price of these options was increased to $0.25 on December 13, 2005 and the expiry date was changed to March 26, 2013. On February 7, 2006 we granted to Mr. Hicks 200,000 options to purchase shares of our common stock at an exercise price of $0.49 per share expiring on February 7, 2011. On February 10, 2009 we granted to Mr. Hicks 750,000 options to purchase shares of our common stock at an exercise price of $0.37 per share expiring on February 10, 2014. On September 2, 2009, as required by the terms of our consulting agreement with him, we granted options to Mr. Hicks to purchase 100,000 shares of our common stock at an exercise price of $0.675 per share, exercisable until September 1, 2012. The options vest in four installments of 25,000 shares, the first of which will vest March 2, 2010, the second of which will vest June 2, 2010, the third of which will vest September 2, 2010 and the fourth of which will vest March 2, 2011.

On July 26, 2006 we issued 200,000 shares of our common stock to Mr. Hicks upon the exercise of options. The options were exercisable at an exercise price of $0.25 per share. On March 12, 2007, Mr. Hicks exercised 418,395 options that were exercisable at an exercise price of $0.25 per share and, accordingly, we issued 418,395 shares of our common stock. Payment for the exercise of 376,739 of 418,395 options was made by applying the outstanding balance of a debt due from our company to Mr. Hicks evidenced by a promissory note made by our company on July 1, 2006. At the date of exercise, we owed Mr. Hicks principal and accrued interest of approximately $94,185 (CAD$104,175). This promissory note has now been cancelled. Payment for the balance of 418,395 options was made by applying $10,414 due to Mr. Hicks for reimbursable expenses. On April 2, 2007, Mr. Hicks exercised 248,271 options and, accordingly, we issued 248,271 shares of our common stock to Mr. Hicks. Of the 248,271 options, 48,271 had an exercise price of $0.25 per share and 200,000 had an exercise price of $0.49 per share. On March 20, 2009, Mr. Hicks exercised 120,000 options to purchase shares of our common stock at an exercise price of $0.25 per share and, accordingly, we issued 120,000 common shares to him for gross proceeds of $30,000. On April 7, 2009, Mr. Hicks exercised 80,000 options to purchase shares of our common stock at an exercise price of $0.25 per share and, accordingly, we issued 80,000 shares of our common stock to him for gross proceeds of $20,000.

Except with respect to the 187,500 of the 750,000 options granted to Mr. Hicks on February 10, 2009 and the 100,000 options granted to Mr. Hicks on September 2, 2009, all of the remaining options owned by Mr. Hick have vested.

On June 5, 2009, Mr. Hicks exercised 300,000 warrants to purchase shares of our common stock at an exercise price of $0.15 per share and, accordingly, we issued 300,000 shares of our common stock to him for gross proceeds of $45,000. On March 16, 2010, Mr. Hicks exercised 450,000 warrants to purchase shares of our common stock at an exercise price of $0.15 per share and, accordingly, we issued 450,000 shares of our common stock to him for gross proceeds of $67,500.

In March of 2006, we entered into a written consulting agreement with Hamish Malkin dated as of November 1, 2005. This written agreement confirmed the terms of our oral agreement with Mr. Malkin dated on or about November 1, 2005, whereby he agreed to act as our Chief Financial Officer and we agreed to pay him a consulting fee of approximately $1,039 (CAD$1,200) per month during the months of November and December of 2005 and a consulting fee of approximately $2,500 (CAD$2,500) per month for each month during calendar year 2006. In this agreement, we also agreed to grant to Mr. Malkin options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 per share. Although this written agreement had expired, Mr. Malkin continued to act as our Chief Financial Officer (and our principal accounting and financial officer) and we continued to pay Mr. Malkin a cash consulting fee for those services until August 31, 2009. Mr. Malkin resigned as our Chief Financial Officer effective July 15, 2009. As required by our written agreement with him, on December 13, 2005, we issued options to purchase 200,000 shares of our common stock to Mr. Malkin at an exercise price of $0.25 per share. As a result of his resignation effective July 15, 2009, these options expired on September 30, 2009.

On January 19, 2010, we granted stock options to Valerie Helsing to purchase 150,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the execution of stock option agreements by Ms. Helsing and the terms of our 2007 stock option plan.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Until June, 2008, our subsidiary paid Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. Between June, 2008 and July, 2009, our subsidiary has paid him $2,500 per month and since August 2009, our subsidiary has paid him $5,000 per month. In addition to this compensation, on September 30, 2009 we awarded Mr. Rionda a bonus of $26,731. On December 13, 2006, we awarded to Mr. Rionda an incentive bonus in the form of 15,000 shares of our common stock and, on May 11, 2007, we awarded to Mr. Rionda an additional incentive bonus in the form of 35,000 shares of our common stock. On July 5, 2005, we granted to Mr. Rionda 50,000 options to purchase shares of our common stock at an exercise price of $0.50 per share expiring on June 26, 015. The exercise price of these options was reduced to $0.25 on December 13, 2005 and the expiry date was changed to June 26, 2013. On March 10, 2006, we granted to Mr. Rionda 50,000 options to purchase shares of our common stock at an exercise price of $0.62 per share. On February 2, 2010, Mr. Rionda exercised 50,000 of these options to purchase shares of our common stock at an exercise price of $0.62 per share and, accordingly, we issued 50,000 shares of our common stock to him for gross proceeds of $31,000. On January 19, 2010, we granted stock options to Orlando Rionda to purchase 100,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the execution of stock option agreements by Mr. Rionda and the terms of our 2007 stock option plan.

On July 14, 2009, we appointed Mark Vanry as Executive Vice President of Corporate Development and entered into a consulting agreement with 0845557 B.C. Ltd. and Mark Vanry. 0845557 B.C. Ltd. is a company owned and controlled by Mr. Vanry. Pursuant to the consulting agreement, 0845557 B.C. Ltd. agreed to cause Mark Vanry to provide, among other things, services to our company consistent with those ordinarily provided by an Executive Vice President of Corporate Development including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay 0845557 B.C. Ltd. a monthly cash fee of CAD$12,500 (US$12,019); (ii) grant Mr. Vanry options to purchase 1,000,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones.

Under the consulting agreement, we will be required to pay an incentive bonus to Mr. Vanry upon the occurrence of each of four milestones referred to as (1) a financing event (there are two possible financing events), (2) the superior financing event and (3) the trading event.

A financing event will occur if, during the period beginning on July 14, 2009 and expiring on July 14, 2010, (i) we receive gross proceeds from the sale of equity equal to or greater than an aggregate of $6,000,000, or (ii) we receive gross proceeds from the sale of equity equal to or greater than an aggregate of $4,500,000 if the average price of the equity sold is equal to or greater than $1.00 per share. Upon occurrence of either financing event, Mr. Vanry will earn a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the last day of the period during which a financing event occurs and “Y” is 250,000. By way of example, if at the time a financing event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of that financing event would be $250,000.

The superior financing event will occur if, during the period beginning on July 14, 2009 and expiring on July 14, 2010, we are able to raise $4,500,000 or more from the sale of shares of our common stock or warrants at an average price of at least $1.50 per share. Upon the occurrence of the superior financing event, Mr. Vanry will earn, in addition to any other cash incentive bonus provided for upon the occurrence of any other milestone, a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the last day of the period during which a financing event occurs and “Y” is 150,000. By way of example, if at the time the superior financing event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of the superior financing event would be $150,000.

The trading event will occur if, during the period beginning on July 14, 2009 and expiring on July 14, 2010, the average price for our common shares equals or exceeds $3.00 for 20 consecutive trading days. Upon the occurrence of the trading event, Mr. Vanry will earn a cash incentive bonus equal to “X” multiplied by “Y”, where “X” is equal to the closing price (last sale of the day on the TSX Venture Exchange or the OTC Bulletin Board, whichever is then our principal trading market) for one share of our common stock on the last day of the period during which a trading event occurs and “Y” is 250,000. By way of example, if at the time the trading event occurs the OTC Bulletin Board is our principal trading market and the closing price for one of our common shares on that day on the OTC Bulletin Board was $1.00, then the amount of the incentive bonus payable upon the occurrence of the trading event would be $250,000.

Mr. Vanry is required to deduct from the gross amount of any incentive bonus an amount sufficient to satisfy his liability for any income tax due in respect of the incentive bonus and he is required to apply the balance of the amount of that incentive bonus to the purchase, in a private placement at the market price prevailing on the date the incentive bonus is earned, of shares of our common stock.

On July 14, 2009, as required by the terms of our consulting agreement with him, we granted options to Mr. Vanry to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share, exercisable until July 14, 2012. The options vest in four installments of 250,000 shares, the first of which will vest January 14, 2010, the second of which will vest April 14, 2010, the third of which will vest July 14, 2010 and the fourth of which will vest January 14, 2011. On November 3, 2009, Mr. Vanry exercised 150,000 warrants to purchase shares of our common stock at an exercise price of $0.45 per share and, accordingly, we issued 150,000 shares of our common stock to him for gross proceeds of $67,500.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of January 31, 2010.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth Hicks	133,334 562,500 25,000	0 187,500 75,000	0 187,500 75,000	$0.25 $0.37 $0.68	Mar 26/13 Feb 10/14 Sept 1/12	Nil	Nil	Nil	Nil
Valerie Helsing(1)	N/A	150,000	N/A	$0.855	Jan 19/15	Nil	Nil	Nil	Nil
Mark Vanry(2)	250,000	750,000	750,000	$0.60	Jul 14/12	Nil	Nil	Nil	Nil
Hamish Malkin(3)	N/A	N/A	N/A	N/A	N/A	Nil	Nil	Nil	Nil

(1)	Valerie Helsing was appointed as our chief financial officer on July 15, 2009.
(2)	Mark Vanry was appointed as our executive vice president of corporate development on July 14, 2009.
(3)	Hamish Malkin resigned as our chief financial officer on July 15, 2009.

Aggregated Option Exercises

The following table presents information regarding the exercise of options by each of the named executive officers as of January 31, 2010.

	Option Awards		Stock Awards
Name (a)	Number of shares acquired on exercise (#) (b)	Value realized on exercise ($) (c)	Number of shares acquired on vesting (#) (d)	Value realized on vesting ($) (e)
Kenneth Hicks	200,000	50,000	750,000	277,500
Valerie Helsing(1)	Nil	Nil	Nil	Nil
Mark Vanry(2)	Nil	Nil	250,000	150,000
Hamish Malkin(3)	Nil	Nil	Nil	Nil

(1)	Valerie Helsing was appointed as our chief financial officer on July 15, 2009.
(2)	Mark Vanry was appointed as our executive vice president of corporate development on July 14, 2009.
(3)	Hamish Malkin resigned as our chief financial officer on July 15, 2009.

Long-Term Incentive Plan

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our compensation committee and our board of directors.

Other than our 2005 Stock Option Plan, our 2007 Stock Option Plan and Mr. Hicks’ and Mr. Vanry’s incentive bonuses, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Other than the provisions of the consulting agreements with Mr. Hicks and Mr. Vanry described below, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Our consulting agreement with Mr. Hicks provides that the consulting agreement will be terminated without cause by our company, upon payment by our company to Frontera Geological Services Ltd. of a lump sum equal to a monthly cash fee of CAD$12,500 (US$12,019) (plus value added taxes) for any of (i) six months, (ii) the remainder of term of the consulting agreement or (iii) two months for each year that Mr. Hicks has provided services to our company since February 2004, whichever is greater, and issuance of the incentive shares, if earned, prior to the date of termination. Furthermore, our consulting agreement with Mr. Hicks provides that upon termination of the consulting agreement for any reason, we must immediately pay to Frontera Geological Services Ltd. all accrued and unpaid portions of a monthly cash fee of CAD$12,500 (US$12,019) due up to the date of termination, as well as any expenses properly incurred prior to the date of termination. Furthermore, if, within 60 days of the occurrence of a change of control, Frontera Geological Services Ltd. or we terminate the consulting agreement for any reason other than for cause, we must pay a lump sum equal to a monthly cash fee of CAD$12,500 (US$12,019) (plus value added taxes) for any of (i) six months, (ii) the remainder of term of the consulting agreement or (iii) two months for each year that Mr. Hicks has provided services to our company since February 2004, whichever is greater, to Frontera Geological Services Ltd.

Our consulting agreement with Mr. Vanry provides that the consulting agreement will be terminated without cause by our company, upon payment by our company to 0845557 B.C. Ltd. of a lump sum equal to a monthly cash fee of CAD$12,500 (US$12,019) (plus value added taxes) for either (i) six months or (ii) the remainder of term of the consulting agreement, whichever is greater, and payment of any incentive bonus, if earned, prior to the date of termination. Furthermore, our consulting agreement with Mr. Vanry provides that upon termination of the consulting agreement for any reason, we must immediately pay to 0845557 B.C. Ltd. all accrued and unpaid portions of a monthly cash fee of CAD$12,500 (US$12,019) due up to the date of termination, as well as any expenses properly incurred prior to the date of termination. Furthermore, if, within 60 days of the occurrence of a change of control, 0845557 B.C. Ltd. or we terminate the consulting agreement for any reason other than for cause, we must pay a lump sum equal to a monthly cash fee of CAD$12,500 (US$12,019) (plus value added taxes) for either (i) six months or (ii) the remainder of term of the consulting agreement, whichever is greater, to 0845557 B.C. Ltd.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director during the fiscal year ended January 31, 2010.

On February 10, 2009, we granted stock options to Patrick Downey to purchase 200,000 shares of our common stock at an exercise price of $0.37 per share for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on May 10, 2009, the second installment is to vest on August 10, 2009, the third installment is to vest on November 10, 2009 and the fourth installment is to vest on February 10, 2010. The grant is subject to the execution of stock option agreements by Mr. Downey and the terms of our 2007 stock option plan.

On February 10, 2009, we granted stock options to Richard Thibault to purchase 200,000 shares of our common stock at an exercise price of $0.37 per share for a term expiring February 10, 2014. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on May 10, 2009, the second installment is to vest on August 10, 2009, the third installment is to vest on November 10, 2009 and the fourth installment is to vest on February 10, 2010. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan.

On January 19, 2010, we granted stock options to Colin Godwin to purchase 100,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan.

On January 19, 2010, we granted stock options to Jenna Hardy to purchase 200,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 14, 2010, there were 44,486,754 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Kenneth Hicks 1112 West Pender Street, Suite 602 Vancouver, BC V6E 2S1, Canada	common stock	4,475,000(3)	Direct	9.7%
Hamish Malkin P.O. Box 127 Bowen Island, BC V0N 1G0, Canada	common stock	Nil	Direct	Nil
Mark Vanry 5025 Angus Drive Vancouver, BC V6M 3M6, Canada	common stock	1,919,564(4)	Direct	4.2%
Valerie Helsing 1011 Braeside Street West Vancouver, BC V7T 2K7, Canada	common stock	37,500(5)	Direct	*
Jenna Hardy 1112 West Pender Street, Suite 602 Vancouver, BC V6E 2S1, Canada	common stock	350,000(6)	Direct	*
Colin Godwin 1112 West Pender Street, Suite 602 Vancouver, BC V6E 2S1, Canada	common stock	325,000(7) 100,000(8)	Direct Indirect(8)	1.0%
Richard Thibault 1112 West Pender Street, Suite 602 Vancouver, BC V6E 2S1, Canada	common stock	400,000(9) 150,000(10)	Direct Indirect(10)	1.2%
Patrick Downey PO Box 10434 Pacific Centre Suite 950 – 777 Dunsmuir Street Vancouver, BC V7Y 1K4, Canada	common stock	900,000(11)	Direct	2.0%
Directors and Executive Officers as a Group (8 persons) (12)	common stock	8,657,064(13)		17.7%

Notes

*	Less than 1%.

(1)

 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 44,486,754 shares of common stock issued and outstanding as of April 14, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 933,334 stock options which may be exercised into common shares and 900,000 share purchase warrants which may be exercised into common shares.

(4)	Includes 500,000 stock options which may be exercised into common shares and 559,782 share purchase warrants which may be exercised into common shares.

(5)	Includes 37,500 stock options which may be exercised into common shares.

(6)	Includes 250,000 stock options which may be exercised into common shares.

(7)	Includes 285,000 stock options which may be exercised into common shares.

(8)	Includes 50,000 common shares and 50,000 share purchase warrants which may be exercised into common shares held by Godwin Consultants Ltd., a company beneficially owned by Colin Godwin and his spouse.

(9)	Includes 400,000 stock options which may be exercised into common shares.

(10)	Includes 75,000 common shares and 75,000 share purchase warrants held by Miriam Galey, spouse of Richard Thibault.

(11)	Includes 300,000 stock options which may be exercised into common shares and 200,000 share purchase warrants which may be exercised into common shares.

(12)	Does not include Hamish Malkin who resigned from his office as our Chief Financial Officer effective July 15, 2009.

(13)	Includes 2,770,834 stock options which may be exercised into common shares and 1,784,782 share purchase warrants which may be exercised into common shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the year ended January 31, 2010, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($1,768,634) in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

In a private placement that closed on January 15, 2009, we sold to Mr. Hicks 750,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $75,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011. On June 5, 2009, Mr. Hicks exercised 300,000 of these warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 300,000 common shares to him for gross proceeds of $45,000. On March 16, 2010, Mr. Hicks exercised 450,000 of these warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 450,000 common shares to him for gross proceeds of $67,500.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local mineral claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Until June, 2008, our subsidiary paid Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. Between June, 2008 and July 2009, our subsidiary has paid him $2,500 per month and since August 2009, our subsidiary has paid him $5,000 per month. In addition to this compensation, on September 30, 2009 we awarded Mr. Rionda a bonus of $26,731. On May 11, 2007, we awarded to Mr. Rionda an incentive bonus in the form of 35,000 shares of our common stock.

In a private placement that closed on March 25, 2008, we sold 200,000 units to Mr. Downey at a purchase price of $1.25 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant that was exercisable at $1.60 until September 25, 2009. In a private placement that closed on January 15, 2009, we sold to Mr. Downey 200,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $20,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011.

In a private placement that closed on January 15, 2009, we sold to Godwin Consultants Ltd, a corporation wholly-owned by Mr. Godwin and his wife, 50,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $5,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011.

In a private placement that closed on January 15, 2009, we sold to Ms. Hardy 50,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $5,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011. On October 14, 2009, Ms. Hardy exercised 50,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 50,000 common shares to her for gross proceeds of $7,500.

In a private placement that closed on January 15, 2009, we sold to Miriam Galey, Mr. Thibault’s wife, 75,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $7,500. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011.

In a private placement that closed on April 24, 2009, we sold 275,000 units to Mr. Vanry at a purchase price of $0.30 per unit for aggregate gross proceeds of approximately $82,500. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.45 until April 24, 2011. On November 3, 2009, Mr. Vanry exercised 150,000 warrants to purchase common shares at an exercise price of $0.45 and, accordingly, we issued 150,000 common shares to him for gross proceeds of $67,500.

In a private placement that closed on May 22, 2009, we sold 434,782 units to Mr. Vanry at a purchase price of $0.345 per unit for gross proceeds of approximately $150,000. Each unit consisted of one share of our common stock and one non-transferable unit warrant. Each unit warrant entitles the holder to purchase one additional share of our company’s common stock for a purchase price of $0.45 until May 22, 2011.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended January 31, 2010 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended January 31, 2010 and January 31, 2009 for professional services rendered by Morgan & Company for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods and to Mendoza Berger LLP for tax fees were as follows:

Morgan & Company	Year Ended January 31, 2010	Year Ended January 31, 2009
Audit Fees and Audit Related Fees	$60,806	$49,400
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Mendoza Berger Company LLP
Audit Fees and Audit Related Fees	$Nil	$Nil
Tax Fees	$3,000	$Nil
All Other Fees	$Nil	$Nil
Total	$63,806	$49,400

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2010)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on January 19, 2010)

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	2007 Stock Option Plan (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 15, 2007)

(10)	Material Contracts

10.1	Mineral Property Option Agreement dated February 24, 2004 with Chris Dyakowski (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 4, 2004)

10.2	Mineral Property Acquisition Agreement dated February 24, 2004 with San Telmo Energy Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 4, 2004)

10.3

Diamond Core Drilling (Surface) Agreement, dated as of January 18, 2005 with Connors Argentina S.A. (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 24, 2005)

10.4	Consulting Agreement dated April 12, 2007 with Frontera Geological Services Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 18, 2007)

10.5	Private Placement Subscription Agreement dated October 14, 2008 (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 20, 2008)

10.6	Form of Subscription Agreement for Debentures (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 14, 2009)

10.7	Form of Subscription Agreement for Units (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 15, 2009)

10.8	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 27, 2009)

10.9	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 26, 2009)

10.10	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 18, 2009)

10.11	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on July 13, 2009)

10.12	Consulting Agreement dated July 14, 2009 with 0845557 B.C. Ltd. and Mark Vanry (incorporated by reference to an exhibit to our current report on Form 8-K filed on July 15, 2009)

10.13

Agency Agreement dated November 27, 2009 with Wellington West Capital Markets Inc. and Canaccord Capital Corporation (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 1, 2009)

10.14

Form of Broker Warrant Certificate Issued to Wellington West Capital Markets Inc. and Canaccord Capital Corporation (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 1, 2009)

10.15	Form of Subscription Agreement with the Selling Stockholders (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 1, 2009)

10.16	Form of Warrant Certificate Issued to the Selling Stockholders (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 1, 2009)

10.17

Consulting Agreement dated August 1, 2009 with Frontera Geological Services Ltd. and Kenneth Hicks filed (incorporated by reference to an exhibit to our current report on Form 10-Q filed on December 14, 2009)

(21)	Subsidiaries

21.1	Subsidiary of Argentex Mining Corporation: SCRN Properties Ltd., a Delaware corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGENTEX MINING CORPORATION

By:     /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 22, 2010

By:     /s/ Valerie Helsing
Valerie Helsing, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 22, 2010

By:     /s/ Valerie Helsing
Valerie Helsing, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 22, 2010

By:     /s/ Jenna Hardy
Jenna Hardy, Director
April 22, 2010

By:     /s/ Colin Godwin
Colin Godwin, Director
April 22, 2010

By:     /s/ Richard Thibault
Richard Thibault, Director
April 22, 2010

By:     Patrick Downey
Patrick Downey, Director
April 22, 2010