Form 10-Q
period 2010-04-30
ARGENTEX MINING CORP
filed 2010-06-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

44,486,754 common shares issued and outstanding as at June 11, 2010.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended April 30, 2010, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2010 and January 31, 2010
and for the Three Months Ended April 30, 2010 and 2009

(UNAUDITED)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$2,287,673	$3,209,786
Receivables	-	497
Prepaid expenses and deposit	102,962	109,359

Total current assets	2,390,635	3,319,642

Equipment (Note 4)	49,719	52,534

Total assets	$2,440,354	$3,372,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$57
Accrued liabilities	2,727	22,111
Accrued professional fees	59,743	68,813
Accrued investor relations and communications	20,602	32,112
Accrued mineral property interests	305,616	262,529
Accrued consulting	17,500	20,000
Due to related parties (Note 6)	-	36,318

Total liabilities	406,188	441,940

Commitments (Note 10)

Stockholders' equity (Note 7)
Preferred stock, $0.001 par value, authorized 100,000,000, nil shares issued and outstanding at April 30, 2010 and January 31, 2010	-	-
Preferred stock, Series A convertible, $0.001 par value, authorized 2,000, nil shares issued and outstanding at April 30, 2010, and January 31, 2010	-	-
Common stock, $0.001 par value, authorized 100,000,000, 44,486,754 and 43,921,754 issued and outstanding at April 30, 2010 and January 31, 2009, respectively	44,487	43,922
Additional paid-in capital	20,293,324	19,995,457
Deficit accumulated during the exploration stage	(18,423,138)	(17,078,930)
Accumulated other comprehensive gain (loss)	119,493	(30,213)
Total stockholders' equity	2,034,166	2,930,236

Total liabilities and stockholders' equity	$2,440,354	$3,372,176

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(UNAUDITED)

			From December
	For the Three Months Ended		21,
	April 30,		2001 (Inception)
	2010	2009	to April 30, 2010

Expenses

Consulting fees	$284,003	$156,207	$4,105,536
Depreciation	2,816	2,050	24,342
Foreign exchange loss	13,024	10,088	324,091
Investor relations and communication	36,901	36,742	1,880,140
Mineral property interests (Note 5)	837,782	106,807	8,342,685
Office and sundry	41,948	17,033	558,069
Professional fees	76,819	58,144	1,553,553
Rent	9,356	6,060	122,987
Transfer agent fees	12,093	6,316	222,628
Travel	29,466	9,163	344,109
Write-down of mineral claims	-	-	408,496

Net operating loss	(1,344,208)	(408,610)	(17,886,636)

Interest (expense)	-	(4,328)	(536,502)

Net loss	$(1,344,208)	$(412,938)	$(18,423,138)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	49,590,263	32,667,886

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD FROM JANUARY 31, 2009 TO APRIL 30, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

	Preferred Stock		Common Stock				Accumulated	Total
	Series A Convertible				Additional		Other	Stockholders'
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	(Defict)

Balance at January 31, 2009	-	$-	32,590,553	$32,591	$14,186,804	$(14,420,634)	$-	$(201,239)
Conversion of convertible debenture	-	-	1,500,000	1,500	148,500	-	-	150,000
Equity component of convertible debenture converted	-	-	-	-	(44,102)	-	-	(44,102)
Common stock issued for cash	-	-	9,056,201	9,056	5,180,691	-	-	5,189,747
Cost of issuing stock	-	-	-	-	(240,584)	-	-	(240,584)
Exercise of warrants	-	-	500,000	500	119,500	-	-	120,000
Exercise of stock options	-	-	275,000	275	77,725	-	-	78,000
Stock-based compensation	-	-	-	-	566,923	-	-	566,923
								5,618,745
Net loss for the period	-	-	-	-	-	(2,658,296)	-	(2,658,296)
Unrealized foreign currency exchange loss	-	-	-	-	-	-	(30,213)	(30,213)
								(2,688,509)
Balance at January 31, 2010	-	-	43,921,754	43,922	19,995,457	(17,078,930)	(30,213)	2,930,236
Exercise of stock options	-	-	115,000	115	56,385	-	-	56,500
Exercise of warrants	-	-	450,000	450	67,050	-	-	67,500
Stock-based compensation	-	-	-	-	174,432	-	-	174,432
								3,228,668
Net loss for the period	-	-	-	-	-	(1,344,208)	-	(1,344,208)
Unrealized foreign currency exchange gain	-	-	-	-	-	-	149,706	149,706
								(1,194,502)

Balance at April 30, 2010	-	$-	44,486,754	$44,487	$20,293,324	$(18,423,138)	$119,493	$2,034,166

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(UNAUDITED)

	For the Three Months Ended		From December 21,
	April 30,		2001 (Inception) to
	2010	2009	April 30, 2010

Cash flows from operating activities
Net loss for the period	$(1,344,208)	$(412,938)	$(18,423,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,816	2,050	24,342
Stock-based compensation	174,432	101,696	2,661,277
Debt discount	-	2,027	5,881
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities
Receivables	497	(930)	-
Prepaid expenses and deposit	6,396	8,004	(102,963)
Accounts payable	(57)	-	336,552
Accrued liabilities	(19,384)	-	(2,581)
Accrued professional fees	(9,070)	20,593	(28,794)
Accrued investor relations and communications	(11,510)	-	(9,398)
Accrued mineral property interests	43,087	-	232,797
Accrued consulting	(2,500)	-	17,500
Due to related parties	(36,318)	-	-

Net cash used in operating activities	(1,195,819)	(279,498)	(14,491,036)

Cash flows from investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	-	-	(74,060)

Net cash used in investing activities	-	-	(482,556)

Cash flows from financing activities
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory notes	-	-	790,410
Repayment of promissory notes	-	-	(790,410)
Proceeds from issuance of capital stock	124,000	491,627	15,491,772

Net cash provided by financing activities	124,000	491,627	17,141,772

Effects of foreign currency exchange	149,706	-	119,493

(Decrease) increase in cash during the period	(922,113)	212,129	2,287,673

Cash and cash equivalents, beginning of period	3,209,786	108,560	-

Cash and cash equivalents, end of period	$2,287,673	$320,689	$2,287,673

Supplemental disclosures
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$88,729

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$-	$-	$150,000
Stock based compensation on issuance of brokers warrants	$-	$-	$145,488
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
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

Argentex is involved in acquiring and exploring mineral properties in Argentina. We have not determined whether our properties contain mineral reserves that are economically recoverable.

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

Basis of Presentation

These unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Argentex’s annual report on Form 10-K for the year ended January 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements for the year ended January 31, 2010 included in our annual report on Form 10-K.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes were effective for us on February 1, 2010. The adoption of these changes did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes were effective for us on February 1, 2010. The adoption of these changes did not have an impact on our consolidated financial statements.

Issued

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for us on August 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support of our shareholders, our ability to obtain equity financing and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from mineral production and control production costs.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 3 – GOING CONCERN, continued

From inception (December 21, 2001) through April 30, 2010, we had accumulated losses of $18,423,138. Based upon our current plans, we expect to continue to incur operating losses in future periods. We plan to mitigate these operating losses through controlling our operating costs and we plan to obtain additional working capital through debt or equity financing and private loans, though there can be no assurance that we will be able to do so. In addition, there is no assurance that we will be able to generate any revenues from our operations in the future. These factors raise substantial doubt regarding our ability to continue as a going concern. These consolidated financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 – EQUIPMENT

	April 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$11,387	$37,285
Furniture and fixtures	8,839	3,408	5,431
Computer equipment	15,957	8,954	7,003
	$73,468	$23,749	$49,719

	January 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$9,425	$39,247
Furniture and fixtures	8,838	3,121	5,717
Computer equipment	15,958	8,388	7,570
	$73,468	$20,934	$52,534

NOTE 5 – MINERAL PROPERTY INTERESTS

a)	Pinguino Property

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director, the Company agreed to purchase an option to purchase a 100% interest in a mineral property located in the Santa Cruz Province of the Republic of Argentina, known as the Pinguino Property.

To acquire the Pinguino property the Company made the following payments: CDN$50,000 on or before July 1, 2004 (paid); CDN$75,000 on or before July 1, 2005 (paid); CDN$100,000 on or before July 1, 2006 (paid); CDN$100,000 on or before July 1, 2007 (paid); and CDN$125,000 on or before July 1, 2008 (paid). The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $935,191 (CDN$1,000,000) or all of the royalty for $1,870,382 (CDN$2,000,000).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
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
APRIL 30, 2010
(Unaudited)
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

Subsequent to acquisition of these properties, the Company has accounted for expenditures by province.

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	December
	Months	Months	21, 2001
	Ended	Ended	(Inception) to
	April 30,	April 30,	April 30, 2010
	2010	2009	2010

Pinguino Project:
Claim maintenance	$35,175	$-	$53,564
Assaying, testing and analysis	38,624	27,567	606,576
Camp and field supplies	147,436	63,250	1,781,981
Drilling	490,691	-	4,659,108
Geological and geophysical	59,720	12,364	873,807
Travel and accommodation	13,579	3,626	141,534
	785,225	106,807	8,116,570

Condor Project:
Claim maintenance	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

Santa Cruz Properties:
Claim maintenance	-	-	21,851
Camp and field supplies	52,557	-	52,557
	52,557	-	74,408

Rio Negro Properties:
Claim maintenance	-	-	7,108
Camp and field supplies	-	-	51,836
Geological and geophysical	-	-	39,833
Travel and accommodation	-	-	9,614
	-	-	108,391

Other:	-	-	31,405

	$837,782	$106,807	$8,342,685

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company entered into a management agreement with an officer at CDN$2,500 per month. During the three months ended April 30, 2010 and 2009, the Company paid consulting fees of $Nil (2009 - $6,009) relating to this management agreement. This contract was cancelled on August 15, 2009.

During the three months ended April 30, 2010 and 2009, the Company paid consulting fees of $10,552 (CDN$10,500), (2009 - $Nil) to an officer of the Company.

At April 30, 2010 and January 31, 2010 the Company was indebted to a director in the amount of $Nil (2009 - $1,109).

On August 1, 2009, we entered into a two year consulting agreement with our president and Frontera Geological Services Ltd., (Frontera) a company wholly-owned by our President whereby we agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of $12,306 (CDN$12,500) per month and agreed to issue to this director options to purchase 100,000 shares of our common stock with a three year term and an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options are granted. Under the terms of the agreement, if during the period from August 1, 2009 to August 1, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more, if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of common stock or warrants of $4,500,000 or more, if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 150,000, (c) a resource estimate and a complete and positive scoping study is completed on the Company’s Pinguino property, a cash incentive bonus is to be paid to this director based on the closing price of the Company’s common stock on the date the scoping study is completed, times 150,000 or (d) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s stock at the end of 20 consecutive days of trading times, 250,000.

During the three months ended April 30, 2010 and 2009, the Company paid or accrued consulting fees of $39,124 (2009 - $21,633) and recorded stock based compensation of $7,913 (2009 - $Nil) relating to this consulting agreement.

On July 14, 2009, we entered into a one year consulting agreement with an officer and a management services company controlled by him whereby we agreed to pay a consulting fee for services consistent with those ordinarily provided by an Executive Vice President of Corporate Development of $11,690 (CDN$12,500) per month and agreed to issue to this officer options to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share for three years. Under the terms of the agreement, if during the period from July 14, 2009 to July 14, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of our common stock or warrants for $4,500,000 or more if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 150,000, or (c) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days an additional incentive bonus is to be paid to this officer, based on the closing price of the Company’s stock at the end of 20 consecutive days of trading, times 250,000.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS, continued

During the three months ended April 30, 2010, the Company paid consulting fees of $41,828 and recorded stock based compensation of $85,218, relating to this consulting agreement. At April 30, 2010 and January 31, 2010, the Company was indebted to this management services company in the amounts of $Nil and $35,210, respectively.

See Notes 7 and 10.

NOTE 7 – CAPITAL STOCK

Stock Transactions

On February 2, 2010, we issued a total of 75,000 shares of our common stock at $0.62 per share for proceeds of $46,500 on the exercise of 75,000 stock options.

On February 2, 2010, we issued 40,000 shares of our common stock at $0.25 per share to a director for proceeds of $10,000 on the exercise of 40,000 stock options. (Notes 6)

On March 16, 2010, we issued 450,000 shares of our common stock at $0.15 per share to a director for proceeds of $67,500 on the exercise of 450,000 warrants. (Note 6)

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at January 31, 2009	4,960,637	$1.17
Issued	7,933,443	0.58
Exercised	(500,000)	(0.24)
Expired	(2,935,637)	(1.54)
Balance at January 31, 2010	9,458,443	0.61
Exercised	(450,000)	(0.15)
Balance at April 30, 2010	9,008,443	$0.64

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CAPITAL STOCK, continued

Share purchase warrants, continued

At April 30, 2010, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

357,648	$ 0.71 (CDN$0.72)	November 27, 2010
325,000	$ 0.15	January 15, 2011
1,328,334	$ 0.45	April 24, 2011
434,782	$ 0.45	May 22, 2011
500,000	$ 0.15	May 28, 2011
455,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
1,000,000	$ 0.15	November 12, 2011
2,980,407	$ 0.89 (CDN$0.90)	November 27, 2011
900,000	$ 1.25	April 11, 2012

9,008,443

Stock Options

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at January 31, 2009	1,833,334	0.50
Granted	3,035,000	0.54
Exercised	(275,000)	(0.28)
Expired	(200,000)	(0.25)
Balance at January 31, 2010	4,393,334	$0.56
Exercised	(115,000)	(0.49)
Expired	(15,000)	(1.37)
Balance at April 30, 2010	4,263,334	$0.56

The weighted average fair value per stock option granted during the three months ended April 30, 2010 and 2009 $Nil and $0.27.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CAPITAL STOCK, continued

Stock Options, continued

At April 30, 2010, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

50,000	$0.25	June 26, 2010
400,000	$0.49	February 7, 2011
200,000	$0.58	February 9, 2011
150,000	$1.35	May 11, 2011
1,000,000	$0.60	July 14, 2012
100,000	$0.675	September 1, 2012
100,000	$1.13	November 13, 2012
193,334	$0.25	March 26, 2013
150,000	$0.35	October 28, 2013
1,370,000	$0.37	February 10, 2014
550,000	$0.855	January 19, 2015
4,278,334

The fair value of stock options granted during the three months ended April 30, 2010 and 2009 was $Nil and $377,501 which is being recognized over the options vesting periods. At January 31, 2010, 3,275,834 stock options were exercisable.

Total stock-based compensation recognized during the three months ended April 30, 2010 and 2009 was $174,432 and $101,696. Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Three	Three
	Months	Months
	Ended April	Ended April
	30,	30,
	2010	2009

Consulting fees	$174,432	$88,066
Investor relations	-	13,630
	$174,432	$101,696

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

	Three
	Months	Year
	Ended	Ended January
	April 30,	31,
	2010	2010
Risk-free interest rate	1.23%	1.23%
Expected life of options	4.28 years	4.28 years
Annualized volatility	93%	93%
Dividend rate	0%	0%

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CAPITAL STOCK, continued

Stock Options, continued

At April 30, 2010, the aggregate intrinsic value (AIV) of all outstanding, vested stock options was $974,909 and the AIV of options exercised during the three months ended April 30, 2010 was $32,050.

See Note 11

NOTE 8 - SEGMENTED INFORMATION

At April 30, 2010 and January 31, 2010, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	April 30,	January 31,
	2010	2010

Identifiable assets
Canada	$2,164,152	$3,191,348
Argentina	276,202	180,828
	$2,440,354	$3,372,176

	Three	Three
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2010	2009

Loss for the period
Canada	$869,845	$285,520
Argentina	474,363	127,418
	$1,344,208	$412,938

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9 – FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		April 30, 2010		January 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash and equivalents	Level 1	$2,287,673	$3,209,786	$3,209,786	$3,209,786
Receivables	Level 2	$-	$-	$497	$497

Accounts payable and accrued liabilities	Level 2	$406,188	$406,188	$405,622	$405,622

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

NOTE 10 – COMMITMENTS

Lease Commitments

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CDN$1,537 (US$1,513) per month until October 31, 2010.

On June 1, 2008, we entered into a three year lease agreement at $2,350 per month until May 31, 2011.

At April 30, 2010, the minimum future lease payments under our operating leases are as follows:

At April 30,	2011	2012

Premises lease payments	$ 37,279	$ 2,350

Consulting Commitments

On July 14, 2009, we entered into a one year consulting agreement with a company controlled by an officer whereby we agreed to pay a consulting fee of $12,306 (CDN$12,500) until July 13, 2010. (Note 6)

On August 1, 2009, we entered into a two year consulting agreement with a company wholly-owned by our President whereby we agreed to pay a consulting fee of $12,306 (CDN$12,500) until July 31, 2011. (Note 6)

At April 30, 2010, the minimum future payments under our consulting contracts are as follows:

At April 30,	2011	2012

Consulting fees	$ 178,431	$ 36,917

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 management evaluated all activity of the Company through June 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial Statements or disclosure in the consolidated notes to the financial statements.

On May 11, 2010, the Company granted 400,000 stock options to a newly appointed director. These stock options are exercisable at CDN$0.64 (US$0.63), expire in five years on May 10, 2015 and vest in four installments each in the amount of 100,000 stock options on November 10, 2010, February 10, 2011, May 10, 2011 and November 10, 2011.

On May 31, 2010, the Company entered into a non-binding term sheet with one investor to undertake a private placement of 9,184,000 units at CDN$0.80 (US$0.79) per unit. Each unit is to consist of one common share and one common share purchase warrant. Each warrant is exercisable into one common share of the Company at CDN$1.34 (US$1.32) for a period of five years after closing.

On June 7, 2010, the Company acquired a group of contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, approximately 25 kilometers northeast of the town of Merritt, British Columbia.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 .

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Delaware corporation, and our wholly owned subsidiary, SCRN Properties Ltd., a Delaware corporation.

Plan of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the Province of British Columbia, Canada. All of the mineral exploration licenses with respect to the Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd., while all of the mineral tenures with respect to our British Columbia claims are registered in the name of our company. One of the properties located in the Santa Cruz province of Argentina consists of a group of claims that we refer to as the Pinguino property and we have concentrated almost all of our exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property, where we have had exploration success in discovering polymetallic mineralization in the past. We believe that additional targeted exploration expenditures in the form of geophysics, soil geochemistry, trenching and drilling on the Pinguino property is warranted to test the limits of known mineralization as well as new target testing.

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

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending May 31, 2011:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$1,350,000
General and administrative expenses, including investor relations	1,100,000
Accrued accounts payable, repayment of debt and acquisition of fixed assets	350,000
Total	2,800,000
Cash on hand, May 31, 2010, estimated	1,700,000
Proceeds from exercise of warrants and options	-
Estimated excess of cash requirements over cash resources	$1,100,000

During the 12 months ending May 31, 2011, we anticipate that we will require approximately $2.8 million in order to fund the plan of operations outlined above.

Since April 30, 2010 we have not raised any additional funds. Our cash on hand as at the date of this interim report on Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that we are not aware of at the date of this annual report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

Results of Operations

Our operating results for the years ended January 31, 2010 and 2009 and the changes in our operating expenses between the years are summarized below:

			Changes
			Between the
	Three Months	Three Months	Three Months
	Ended April	Ended April 30,	Ended April 30,
	30, 2010	2009	2010 and 2009

Mineral exploration activities	$837,782	$106,807	$730,975
Stock-based compensation	174,432	101,696	72,736
General and administrative	331,994	200,107	131,887

Total expenses	$1,344,208	$408,610	$935,598

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

Expenses

Mineral Exploration Activities

Our mineral exploration expenses increased by $730,975 or 684% from $106,807 for the three months ended April 30, 2009 to $837,782 for the three months ended April 30, 2010. The increase in our mineral exploration expenses was primarily due to our decision to temporarily suspend our drilling and exploration program during the first three quarters of the year ended January 31, 2010, due to the global economic downturn. After we completed a private placement of approximately $4.4M during the fourth quarter of the year ended January 31, 2010 we commenced our drilling and exploration program.

Stock-Based Compensation

Our stock-based compensation expense increased by $72,736 or 72% from $101,696 for the three months ended April 30, 2009 to $174,432 for the three months ended April 30, 2010. The increase in our stock-based compensation was due to an increase in the stock based compensation per share due to an increase in the value of our shares during the year ended January 31, 2010.

General and Administrative

Our general and administrative expenses increased by $131,887 or 66% from $200,107 for the three months ended April 30, 2009 to $331,994, for the three months ended April 30, 2010. This increase was primarily caused by increases of $41,431 in consulting (net of $174,432 and $88,068 in stock based compensation) due to hiring more consultants; office and sundry expenses of $24,915 and travel of $20,303 due to more travel to the mine site, $18,675 in professional fees and $5,777 in transfer agent fees due to our Canadian and US exchange listings.

Liquidity and Capital Resources

Our working capital at April 30, 2010 and January 31, 2010 is summarized below:

			Changes between April 30,
	At April 30, 2010	At January 31, 2010	2010 and January 31, 2010

Current assets	$2,390,635	$3,319,642	$(929,007)
Current liabilities	406,188	441,940	(35,752)
Working capital (deficit)	$1,984,447	$2,877,702	$(893,255)

Current Assets

Our current assets decreased by $929,007 or 28% from $3,319,642 at January 31, 2010 to $2,390,635 at April 30, 2010. The decrease was primarily due to raising only $124,000 in cash from equity financing during the three month period ended April 30, 2010 while spending in excess of $1 million in cash during the same period.

Current Liabilities

Our current liabilities decreased by $35,752 or 8% from $441,940 at January 31, 2010 to $406,188 at April 30, 2010. The decrease was primarily due to paying consulting fees to a director and officer that were accrued at January 31, 2010.

Working Capital

Our working capital decreased by $893,255 or 31% from a working capital of $2,877,702 to working capital of $1,984,447. The decrease was primarily due to spending more cash than we received from equity financings.

The following table summarizes our sources and uses of cash during the three month periods ended April 30, 2010 and 2009:

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2010	2009

Cash flows used in operating activities	$(1,195,819)	$(279,498)
Cash flows used in investing activities	-	-
Cash flows provided by financing activities	124,000	491,627
Effect of foreign currency exchange	149,706	-
Net (decrease) increase in cash during period	$(922,113)	$(212,129)

Net cash used in operating activities

Net cash used in operating activities during three months ended April 30, 2010 was $1,195,819. This cash was primarily used to pay for the cost of our drilling program.

Net cash used in operating activities during the three months ended April 30, 2009 was $279,498. This cash was primarily used to cover the cost of maintaining our mineral properties and to pay our consultants.

Net cash used in investment activities

During the during the three months ended April 30, 2010 we did not have any investment activities.

During the during the three months ended April 30, 2009 we did not have any investment activities.

Net cash provided by financing activities

During the during the three months ended April 30, 2010, we received cash of $56,500 on the issuance of 115,000 shares of common stock on the exercise of 115,000 options and $67,500 on the issuance of 450,000 shares of common stock on the exercise of 450,000 warrants.

During the during the three months ended April 30, 2009, we received net cash of $441,627 on the issuance of 1,478,334 units sold in a private placement offering of our equity securities and we received $50,000 in cash on the issuance of 200,000 shares of our commons stock on the exercise of 200,000 options.

Product Research and Development

We do not anticipate that we will spend any significant sums on product research and development over the twelve month period ending May 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending May 31, 2011.

Going Concern

We have historically incurred losses since inception. From inception through April 30, 2010, we have incurred losses of $18,423,138. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We have recently entered into a non-binding term sheet with International Finance Corporation pursuant to which we propose to sell 9,184,000 shares of our common stock and 9,184,000 share purchase warrants for $7,000,000, but there can be no assurance that we will be able to complete this proposed financing. With the exception of this non-binding term sheet with International Finance Corporation, we do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements for the three months ended April 30, 2010 were prepared assuming that we will continue as a going concern. This contemplates that our assets will be realized and liabilities and commitments satisfied in the normal course of business. In the notes to our consolidated financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at May 31, 2010.

We have the following long-term contractual obligations and commitments:

Operating leases

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CDN$1,537 (US$1,513) per month until October 31, 2010.

On June 1, 2008, we entered into a three year lease agreement payable at $2,350 per month until May 31, 2011.

Consulting contract

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of CDN$12,500 (US$12,306); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities, borrowing funds secured with promissory notes and issuing convertible debentures.

Critical Accounting Policies

A summary of our critical accounting policies is included in our annual report on Form 10-K for the year ended January 31, 2010.

New accounting standards adopted during the three months ended April 30, 2010 were:

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes were effective for us on February 1, 2010. The adoption of these changes did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes were effective for us on February 1, 2010. The adoption of these changes did not have an impact on our consolidated financial statements.

New accounting standards to be adopted are as follows:

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for us on August 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

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

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending May 31, 2011, we expect to spend approximately $2,800,000 million on the exploration of our mineral properties and on general and administrative expenses. We therefore expect to continue to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the three month period ended April 30, 2010, we incurred a net loss of $1,344,208. From inception through April 30, 2010, we have incurred an aggregate loss of $18,423,138. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On June1, 2010, we had cash and cash equivalents in the amount of approximately $1.7 million. We estimate our average monthly operating expenses to be approximately $92,000, excluding exploration but including general and administrative expenses and investor relations expenses. We do not believe that our cash on hand is sufficient to fund our currently budgeted operating requirements for the 12 month period ending May 31, 2011. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we might receive on the sale of minerals, if any, would exceed the cost of mineral exploitation. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2010, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On June 7, 2010, we acquired a group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, approximately 25 kilometers northeast of the town of Merritt, British Columbia. These mineral tenures will expire on June 7, 2011 unless we maintain ownership by spending at least $3,301 in annual exploration expenses on these properties or paying an equivalent amount in lieu.

The map reproduced below shows the location of the Clapperton Property:

There are no known mineral resources or reserves on the Clapperton Property, nor can there be any assurance that we will be able to identify any mineral resource or reserve there.

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

By: /s/ Ken Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
Date: June 14, 2010

By: /s/ Valerie Helsin
Valerie Helsing, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 14, 2010