Form 10-Q
period 2010-07-31
ARGENTEX MINING CORP
filed 2010-09-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

44,720,088 common shares issued and outstanding as at September 10, 2010.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended July 31, 2010, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At July 31, 2010 and January 31, 2010
and for the Three and Six Months Ended July 31, 2010 and 2009

(UNAUDITED)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	July 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$599,302	$3,209,786
Receivables	-	497
Prepaid expenses and deposit	32,664	109,359

Total current assets	631,966	3,319,642

Equipment (Note 4)	46,902	52,534

Total assets	$678,868	$3,372,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$57
Accrued liabilities	2,852	22,111
Accrued professional fees	48,015	68,813
Accrued investor relations and communications	14,032	32,112
Accrued mineral property interests	132,534	262,529
Accrued consulting	7,500	20,000
Due to related parties (Note 6)	-	36,318

Total liabilities	204,933	441,940

Commitments (Note 10)

Stockholders' equity (Note 7)
Preferred stock, $0.001 par value, authorized 100,000,000, nil shares issued and outstanding at July 31, 2010 and January 31, 2010	-	-
Preferred stock, Series A convertible, $0.001 par value, authorized 2,000, nil shares issued and outstanding at July 31, 2010, and January 31, 2010	-	-
Common stock, $0.001 par value, authorized 100,000,000, 44,720,088 and 43,921,754 issued and outstanding at July 31, 2010 and January 31, 2010, respectively	44,719	43,922
Additional paid-in capital	20,541,696	19,995,457
Deficit accumulated during the exploration stage	(20,229,440)	(17,078,930)
Accumulated other comprehensive gain (loss)	116,960	(30,213)
Total stockholders' equity	473,935	2,930,236

Total liabilities and stockholders' equity	$678,868	$3,372,176

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		From December 21,
	July 31,		July 31,		2001 (Inception)
	2010	2009	2010	2009	to July 31, 2010

Expenses

Consulting fees	$292,093	$120,754	$576,096	$276,961	$4,397,629
Depreciation	2,816	2,078	5,632	4,128	27,158
Foreign exchange loss	75,819	4,887	88,843	14,975	399,910
Investor relations and communication	24,899	51,826	61,800	88,568	1,905,039
Mineral property interests (Note 5)	1,194,638	176,806	2,032,420	283,613	9,537,323
Office and sundry	47,705	17,837	89,653	34,870	605,774
Professional fees	126,693	69,754	203,512	127,898	1,680,246
Rent	5,493	6,331	14,849	12,391	128,480
Transfer agent fees	5,867	19,191	17,960	25,507	228,495
Travel	30,916	12,378	60,382	21,541	375,025
Write-down of mineral claims		-	-	-	408,496

Net operating loss	(1,806,939)	(481,842)	(3,151,147)	(890,452)	(19,693,575)

Interest (expense)	637	(4,566)	637	(8,894)	(535,865)

Net loss	$(1,806,302)	$(486,408)	$(3,150,510)	$(899,346)	$(20,229,440)

Net loss per share - basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	44,553,783	35,485,090	44,409,526	34,148,163

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD FROM JANUARY 31, 2009 TO JULY 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

	Common Stock				Accumulated	Total
			Additional		Other	Stockholders'
	Number of		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Defict)

Balance at January 31, 2009	32,590,553	$32,591	$14,186,804	$(14,420,634)	$-	$(201,239)
Conversion of convertible debenture	1,500,000	1,500	148,500	-	-	150,000
Equity component of convertible debenture converted	-	-	(44,102)	-	-	(44,102)
Common stock issued for cash	9,056,201	9,056	5,180,691	-	-	5,189,747
Cost of issuing stock	-	-	(240,584)	-	-	(240,584)
Exercise of warrants	500,000	500	119,500	-	-	120,000
Exercise of stock options	275,000	275	77,725	-	-	78,000
Stock-based compensation	-	-	566,923	-	-	566,923
						5,618,745
Net loss for the period	-	-	-	(2,658,296)	-	(2,658,296)
Unrealized foreign currency exchange loss	-	-	-	-	(30,213)	(30,213)
						(2,688,509)
Balance at January 31, 2010	43,921,754	43,922	19,995,457	(17,078,930)	(30,213)	2,930,236
Exercise of stock options	298,334	297	102,037	-	-	102,334
Exercise of warrants	500,000	500	74,500	-	-	75,000
Stock-based compensation	-	-	369,702	-	-	369,702
						3,477,272
Net loss for the period	-	-	-	(3,150,510)	-	(3,150,510)
Unrealized foreign currency exchange gain	-	-	-	-	147,173	147,173
						(3,003,337)

Balance at July 31, 2010	44,720,088	$44,719	$20,541,696	$(20,229,440)	$116,960	$473,935

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(UNAUDITED)

	For the Six Months Ended		From December 21,
	July 31,		2001(Inception) to
	2010	2009	July 31, 2010

Cash flows from operating activities
Net loss for the period	$(3,150,510)	$(899,346)	$(20,229,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,632	4,128	27,158
Stock-based compensation	369,702	212,573	2,856,547
Debt discount	-	3,633	5,881
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities
Receivables	497	(13,087)	-
Prepaid expenses and deposit	76,695	(14,617)	(32,664)
Accounts payable	(57)	(26,661)	336,552
Accrued liabilities	(19,259)	15,852	(2,456)
Accrued professional fees	(20,798)	(25,079)	(40,522)
Accrued investor relations and communications	(18,080)	(12,107)	(15,968)
Accrued mineral property interests	(129,995)	52,620	59,715
Accrued consulting	(12,500)	-	7,500
Due to related parties	(36,318)	-	-

Net cash used in operating activities	(2,934,991)	(702,091)	(16,230,208)

Cash flows from investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	-	-	(74,060)

Net cash used in investing activities	-	-	(482,556)

Cash flows from financing activities
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory notes	-	-	790,410
Repayment of promissory notes	-	-	(790,410)
Proceeds from issuance of capital stock	177,334	1,334,926	15,545,106

Net cash provided by financing activities	177,334	1,334,926	17,195,106

Effects of foreign currency exchange	147,173	-	116,960

(Decrease) increase in cash during the period	(2,610,484)	632,835	599,302

Cash and cash equivalents, beginning of period	3,209,786	108,560	-

Cash and cash equivalents, end of period	$599,302	$741,395	$599,302

Supplemental disclosures
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$88,729

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$-	$50,000	$150,000
Stock based compensation on issuance of brokers warrants	$-	$-	$145,488
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

Basis of Presentation

These unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Argentex’s annual report on Form 10-K for the year ended January 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements for the year ended January 31, 2010 included in our annual report on Form 10-K.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

Effective May 1, 2010, we adopted changes issued by the FASB on January 6, 2010 for a scope clarification to the FASB’s previously-issued guidance on accounting for non-controlling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on our consolidated financial statements.

Effective May 1, 2010, we adopted changes issued by the FASB on January 21, 2010 to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recently Adopted and Recently Issued Accounting Guidance, continued

Adopted, continued

Effective May 1, 2010, we adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as subsequent events. Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on our consolidated financial statements.

Issued

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning February 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on our consolidated financial statements.

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

In April 2010, the FASB issued changes to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. These changes become effective for us on February 1, 2011. Prior to this guidance, we did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. However, management has determined these changes will not have an impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At July 31, 2010, the Company had accumulated losses of $20,229,440 since inception (December 21, 2001). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate significant revenues in the future or be successful with any financing ventures. These consolidated financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 4 – EQUIPMENT

	July 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$13,350	$35,322
Furniture and fixtures	8,839	3,693	5,146
Computer equipment	15,957	9,523	6,434
	$73,468	$26,566	$46,902

	January 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$9,425	$39,247
Furniture and fixtures	8,838	3,121	5,717
Computer equipment	15,958	8,388	7,570
	$73,468	$20,934	$52,534

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

The property was acquired July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for $935,191 (CDN$1,000,000) or all of the royalty for $1,870,382 (CDN$2,000,000).

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

On June 30, 2005, we entered into an amending agreement whereby we amended the Mineral Property Acquisition Agreement. This amending agreement was restated August 8, 2005 whereby we agreed to release the 2,499,999 shares of our common stock that were being held in escrow. Of the 2,499,999 released shares, 2,374,999 of these shares were released to us for cancellation, and 125,000 of these shares were released to an ex-director for the transfer of the mineral claims to us.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	Six	Six	December
	Months	Months	Months	Months	21, 2001
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2010	2009	2010	2009	2010

Pinguino Project:
Claim maintenance	$3,181	$-	$9,952	$-	$28,341
Assaying, testing and analysis	192,300	59,523	230,923	87,090	798,876
Camp and field supplies	217,723	58,441	393,563	121,691	2,028,108
Drilling	712,044	-	1,202,735	-	5,371,152
Geological and geophysical	48,335	55,645	108,055	68,009	922,142
Travel and accommodation	21,517	3,197	35,096	6,823	163,051
	1,195,100	176,806	1,980,324	283,613	9,311,670

Condor Project:
Claim maintenance	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911

Santa Cruz Properties:
Claim maintenance	-	-	-	-	21,851
Camp and field supplies	(462)	-	52,096	-	52,095
	(462)	-	52,096	-	73,946

Rio Negro Properties:
Claim maintenance	-	-	-	-	7,108
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	-	-	-	-	39,833
Travel and accommodation	-	-	-	-	9,614
	-	-	-	-	108,391

Other:	-	-	-	-	31,405

	$1,194,638	$176,806	$2,032,420	$283,613	$9,537,323

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 1, 2005, the Company entered into a management agreement with an officer at CDN$2,500 per month. During the six months ended July 31, 2010 and 2009, the Company paid consulting fees of $Nil (2009 - $13,106) relating to this management agreement. This contract was cancelled on August 15, 2009.

During the six months ended July 31, 2010 and 2009, the Company paid consulting fees of $21,290 (CDN$22,295), (2009 - $2,408) and recorded stock based compensation of $44,346 (2009 – Nil) to an officer of the Company.

On August 1, 2009, we entered into a two year consulting agreement with our president and Frontera Geological Services Ltd., (Frontera) a company wholly-owned by our President whereby we agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of $12,306 (CDN$12,500) per month and agreed to issue to this director options to purchase 100,000 shares of our common stock with a three year term and an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options are granted. Under the terms of the agreement, if during the period from August 1, 2009 to August 1, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more, if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of common stock or warrants of $4,500,000 or more, if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s common stock in the period the financing takes place, times 150,000, (c) a resource estimate and a complete and positive scoping study is completed on the Company’s Pinguino property, a cash incentive bonus is to be paid to this director based on the closing price of the Company’s common stock on the date the scoping study is completed, times 150,000 or (d) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days, an additional incentive bonus is to be paid to this director based on the closing price of the Company’s stock at the end of 20 consecutive days of trading times, 250,000. During the six months ended July 31, 2010 and 2009, the Company paid or accrued consulting fees of $77,835 (2009 - $45,329) and recorded stock based compensation of $17,655 (2009 - $Nil) relating to this consulting agreement.

On July 14, 2009, we entered into a one year consulting agreement with an officer and a company controlled by this officer whereby we agreed to pay a consulting fee for services consistent with those ordinarily provided by an Executive Vice President of Corporate Development of $11,690 (CDN$12,500) per month and agreed to issue to this officer options to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share for three years. Under the terms of the agreement, if during the period from July 14, 2009 to July 14, 2010 (a) the Company receives gross proceeds from the sale of equity of $6,000,000 or more or $4,500,000 or more if the average price of the equity sold is equal to or greater than $1 per share, an incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 250,000 (b) the Company receives gross proceeds from the sale of shares of our common stock or warrants for $4,500,000 or more if the average price of the equity sold is equal or greater than $1.50 per share, an additional incentive bonus is to be paid to this officer based on the closing price of the Company’s stock in the period the financing takes place, times 150,000, or (c) the average price for the Company’s common stock equals or exceeds $3 for 20 consecutive trading days an additional incentive bonus is to be paid to this officer, based on the closing price of the Company’s stock at the end of 20 consecutive days of trading, times 250,000. This contract was cancelled on July 14, 2010. During the six months ended July 31, 2010 and 2009, the Company paid consulting fees of $73,398 (2009 – $5,793) and recorded stock based compensation of $162,086 (2009 - $9,205), relating to this consulting agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 6 - RELATED PARTY TRANSACTIONS, continued

During the six months ended July 31, 2010, the Company recorded stock based compensation of $116,051 (2009 – Nil) in respect of three directors of the Company.

During the six months ended July 31, 2010 and 2009 directors exercised a total of 173,334 (200,000) stock options. (Note 7)

During the six months ended July 31, 2010 and 2009 directors or companies controlled by directors exercised a total of 500,000 (2009 – 300,000) warrants. (Note 7)

NOTE 7 – CAPITAL STOCK

Stock Transactions

On February 2, 2010, we issued a total of 75,000 shares of our common stock at $0.62 per share for proceeds of $46,500 on the exercise of 75,000 stock options.

On February 2, 2010, we issued 40,000 shares of our common stock at $0.25 per share to a director for proceeds of $10,000 on the exercise of 40,000 stock options. (Notes 6)

On March 16, 2010, we issued 450,000 shares of our common stock at $0.15 per share to a director for proceeds of $67,500 on the exercise of 450,000 warrants. (Note 6)

On June 15, 2010, we issued 50,000 shares of our common stock at $0.15 per share to a company controlled by a director for proceeds of $7,500 on the exercise of 50,000 warrants. (Note 6)

On June 21, 2010, we issued 50,000 shares of our common stock at $0.25 per share for proceeds of $12,500 on the exercise of 50,000 stock options.

On July 16, 2010, we issued 133,334 shares of our common stock at $0.25 per share to a director for proceeds of $33,334 on the exercise of 133,334 stock options. (Note 6)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CAPITAL STOCK, continued

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise
		Price

Balance at January 31, 2009	4,960,637	$1.17
Issued	7,933,443	0.59
Exercised	(500,000)	0.24
Expired	(2,935,637)	1.54
Balance at January 31, 2010	9,458,443	0.62
Exercised	(500,000)	0.15
Balance at July 31, 2010	8,958,443	$0.65

At July 31, 2010, the following share purchase warrants were outstanding and exercisable:

Number of shares	Exercise Price	Expiry Date

357,648	$ 0.70 (CDN$0.72)	November 27, 2010
275,000	$ 0.15	January 15, 2011
1,328,334	$ 0.45	April 24, 2011
434,782	$ 0.45	May 22, 2011
500,000	$ 0.15	May 28, 2011
455,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
1,000,000	$ 0.15	November 12, 2011
2,980,407	$ 0.88 (CDN$0.90)	November 27, 2011
900,000	$ 1.25	April 11, 2012

8,958,443

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CAPITAL STOCK, continued

Stock Options

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise
		Price

Balance at January 31, 2009	1,833,334	$0.50
Granted	3,035,000	0.54
Exercised	(275,000)	0.28
Expired	(200,000)	0.25
Balance at January 31, 2010	4,393,334	0.56
Granted	400,000	0.62
Exercised	(298,334)	0.34
Expired	(15,000)	0.37
Balance at July 31, 2010	4,480,000	$0.58

The weighted average fair value per stock option granted during the six months ended July 31, 2010 and 2009 $0.62 and $0.30. The fair value of stock options granted during the six months ended July 31, 2010 and 2009 was $248,616 and $719,124 which is being recognized over the options vesting periods.

At July 31, 2010, the following stock options were outstanding:

Number of shares	Exercise Price	Expiry Date

400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
150,000	$ 1.35	May 11, 2011
1,000,000	$ 0.60	July 14, 2012
100,000	$ 0.675	September 1, 2012
100,000	$ 1.13	November 13, 2012
60,000	$ 0.25	March 26, 2013
150,000	$ 0.35	October 28, 2013
1,370,000	$ 0.37	February 10, 2014
550,000	$0.855	January 19, 2015
400,000	$0.62 (CDN$0.64)	May 10, 2015

4,480,000

At July 31, 2010, 3,505,000 stock options were exercisable.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7 – CAPITAL STOCK, continued

Stock Options, continued

Total stock-based compensation recognized during the six months ended July 31, 2010 and 2009 was $369,702 and $212,573, respectively. Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended July	Ended July	Ended July	Ended July
	31,	31,	31,	31,
	2010	2009	2010	2009

Consulting fees	$195,271	$97,249	$369,702	$185,317
Investor relations	-	13,628	-	27,256
	$195,271	$110,877	$369,702	$212,573

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

	Six
	Months	Year
	Ended	Ended
	July 31,	January 31,
	2010	2010
Risk-free interest rate	2.65%	1.23%
Expected life of options	5 years	4.28 years
Annualized volatility	93%	93%
Dividend rate	0%	0%

At July 31, 2010, the aggregate intrinsic value (AIV) of all outstanding, vested stock options was $259,200 and the AIV of options exercised during the six months ended July 31, 2010 was $96,050.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8 - SEGMENTED INFORMATION

At July 31, 2010 and January 31, 2010, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	July 31,	January 31,
	2010	2010

Identifiable assets
Canada	$597,421	$3,191,348
Argentina	81,447	180,828
	$678,868	$3,372,176

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009
Loss for the period
Canada	$520,636	$317,239	$983,778	$602,759
Argentina	1,285,666	169,169	2,166,732	296,587
	$1,806,302	$486,408	$3,150,510	$899,346

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

The carrying values and fair values of our financial instruments are as follows:

		July 31, 2010		January 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash and equivalents	Level 1	$599,302	$599,302	$3,209,786	$3,209,786
Receivables	Level 2	$-	$-	$497	$497
Accounts payable and accrued liabilities	Level 2	$204,933	$204,933	$405,622	$405,622

The following method was used to estimate the fair values of our financial instruments: The carrying amount approximates fair value because of the short maturity of the instruments.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10 – COMMITMENTS

Lease Commitments

On December 15, 2007, we entered into a sublease agreement for two years and eleven months at CDN$1,537 (US$1,495) per month until October 31, 2010.

On June 1, 2008, we entered into a three year lease agreement at $2,350 per month until May 31, 2011.

At July 31, 2010, the minimum future lease payments under our operating leases are as follows:

At July 31,	2011	2012

Premises lease payments	$18,584	$9,400

Consulting Commitments

On August 1, 2009, we entered into a two year consulting agreement with a company wholly-owned by our President whereby we agreed to pay a consulting fee of $12,157 (CDN$12,500) until July 31, 2011. (Note 6)

At July 31, 2010, the minimum future payments under our consulting contracts are as follows:

At July 31,	2011	2012

Consulting fees	$72,936	$72,936

Financing Commitment

On May 31, 2010, the Company entered into a non-binding term sheet to undertake a private placement of 9,184,000 units at CDN$0.80 (US$0.78) per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant is exercisable into one common share of the Company at CDN$1.34 (US$1.30) for a period of five years after closing.

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending August 31, 2011:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses, holding costs and acquisition costs	$4,000,000
General and administrative expenses, including investor relations	900,000
Accrued accounts payable, repayment of debt and acquisition of fixed assets	190,000
Total	5,090,000
Cash on hand, estimated	460,000
Proceeds from exercise of warrants and options	-
Estimated excess of cash requirements over cash resources	$(4,630,000)

During the 12 months ending August 31, 2011, we anticipate that we will require approximately $4.6 million in order to fund the plan of operations outlined above.

Since July 31, 2010 we have not raised any additional funds. Our cash on hand as at the date of this interim report on Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that we are not aware of at the date of this annual report. Regardless of whether our budget remains the same or increases during the year, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

Results of Operations

Our operating results for the periods ended July 31, 2010 and 2009 and the changes in our operating expenses between the years are summarized below:

			Changes			Changes
		Three	between the			between the
	Three	Months	Three Months			Six Months
	Months	Ended	Ended July	Six Months	Six Months	Ended July
	Ended July	July 31,	21, 2010 and	Ended July	Ended July	31, 2010
	31, 2010	2009	2009	31, 2010	31, 2009	and 2009
Mineral exploration activities	$1,194,638	$176,806	$1,017,832	$2,032,420	$283,613	$1,748,807
Stock-based compensation	174,431	110,877	63,554	369,702	212,573	157,129
General and administrative	437,870	194,159	243,711	749,025	394,266	354,759

Total expenses	$1,806,939	$481,842	$1,325,097	$3,151,147	$890,452	$2,260,695

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

Expenses

Mineral Exploration Activities

Our mineral exploration expenses increased by $1,017,832 or 576% from $176,806 for the three months ended July 31, 2009 to $1,194,638 for the three months ended July 31, 2010. The increase in our mineral exploration expenses was primarily due to our decision to temporarily suspend our drilling and exploration program during the first three quarters of the year ended January 31, 2010, due to the global economic downturn. After we completed a private placement of approximately $4M during the fourth quarter of the year ended January 31, 2010 we commenced our drilling and exploration program.

Our mineral exploration expenses increased by $1,748,807 or 617% from $283,613 for the six months ended July 31, 2009 to $2,032,420 for the six months ended July 31, 2010. The increase in our mineral exploration expenses was primarily due to our decision to temporarily suspend our drilling and exploration program during the first three quarters of the year ended January 31, 2010, due to the global economic downturn. After we completed a private placement of approximately $4M during the fourth quarter of the year ended January 31, 2010 we commenced our drilling and exploration program.

Stock-Based Compensation

Our stock-based compensation expense increased by $63,554 or 57% from $110,877 for the three months ended July 31, 2010 to $174,431 for the three months ended July 31, 2010. The increase in our stock-based compensation was due to issuing 400,000 share purchase options to a director and to an increase in the stock based compensation per share, caused by an increase in the value of our shares during the year ended January 31, 2011.

Our stock-based compensation expense increased by $157,129 or 74% from $212,573 for the six months ended July 31, 2010 to $369,702 for the six months ended July 31, 2010. The increase in our stock-based compensation was due to issuing 400,000 share purchase options to a director and an increase in the stock based compensation per share caused by an increase in the value of our shares during the year ended January 31, 2011.

General and Administrative

Our general and administrative expenses increased by $243,711 or 126% from $194,159 for the three months ended July 31, 2010 to $437,870, for the three months ended July 31, 2010. This increase was primarily caused by increases of $94,157 in consulting (net of $174,431 and $97,249 in stock based compensation) due to hiring more consultants; office and sundry expenses of $29,868 and travel of $18,538 due to more travel to the mine site, $56,939 in professional fees and a $70,932 foreign exchange loss due to weakening of the Canadian dollar and Argentine peso against the US dollar. These increases were offset by a $13,324 decrease in transfer agent fees due to changing from a US based to a Canadian based transfer agent and $13,299 (net of $nil and $13,628 in stock based compensation) in investor relations due to a decrease in attending conferences during the quarter.

Our general and administrative expenses increased by $354,759 or 90% from $394,266 for the six months ended July 31, 2010 to $749,025, for the six months ended July 31, 2010. This increase was primarily caused by increases of $114,750 in consulting (net of $369,702 and $185,317 in stock based compensation) due to hiring more consultants; office and sundry expenses of $54,783 and travel of $38,841 due to more travel to the mine site, $75,614 in professional fees and a $73,868 foreign exchange loss due to weakening of the Canadian dollar and Argentine peso against the US dollar. These increases were offset by a $7,547 decrease in transfer agent fees due to changing from a US based to Canadian based transfer agent.

Liquidity and Capital Resources

Our working capital at July 31, 2010 and January 31, 2010 is summarized below:

			Changes between July 31,
	July 31, 2010	January 31, 2010	2010 and January 31, 2010

Current assets	$631,996	$3,319,642	$(2,687,646)
Current liabilities	204,933	441,940	(237,007)
Working capital (deficit)	$427,063	$2,877,702	$(2,450,639)

Current Assets

Our current assets decreased by $2,687,646 or 81% from $3,319,642 at January 31, 2010 to $631,996 at July 31, 2010. The decrease was primarily due to raising only $177,334 in cash from equity financing during the six months ended July 31, 2010 while spending in excess of $3 million in cash during the same period, approximately $2 million of which was spent on exploration.

Current Liabilities

Our current liabilities decreased by $237,007 or 54% from $441,940 at January 31, 2010 to $204,933 at July 31, 2010. The decrease was primarily due to paying consulting fees to a director and officer and legal fees that were accrued at January 31, 2010.

Working Capital

Our working capital decreased by $2,450,639 or 85% from a working capital of $2,877,702 at January 31, 2010 to working capital of $427,063 at July 31, 2010. The decrease was primarily due to spending more cash than we received from equity financings.

The following table summarizes our sources and uses of cash during the six months ended July 31, 2010 and 2009:

	2010	2009

Cash flows used in operating activities	$(2,934,991)	$(702,091)
Cash flows used in investing activities	-	-
Cash flows provided by financing activities	177,334	1,334,926
Effect of foreign currency exchange	147,173	-
Net (decrease) increase in cash during period	$(2,610,484)	$632,835

Net cash used in operating activities

Net cash used in operating activities during six months ended July 31, 2010 was $2,934,991. This cash was primarily used to pay for the cost of our drilling program.

Net cash used in operating activities during the six months ended July 31, 2009 was $702,091. This cash was primarily used to cover the cost of maintaining our mineral properties and to pay our consultants.

Net cash used in investment activities

During the six months ended July 31, 2010 we did not have any investment activities.

During the six months ended July 31, 2009 we did not have any investment activities.

Net cash provided by financing activities

During the six months ended July 31, 2010, we received cash of $102,334 on the issuance of 298,334 shares of common stock on the exercise of 298,334 options and $75,000 on the issuance of 500,000 shares of common stock on the exercise of 500,000 warrants.

During the six months ended July 31, 2008, we received net cash of $1,239,926 on the issuance of 3,095,388 units in respect of private placements, $45,000 on the exercise of 300,000 warrants and $50,000 on the exercise of 200,000 stock options.

Product Research and Development

We do not anticipate that we will spend any significant sums on product research and development over the twelve month period ending August 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2011.

Going Concern

We have historically incurred losses since inception. From inception through July 31, 2010, we have incurred losses of $20,229,440. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements for the three and six months ended July 31, 2010 were prepared assuming that we will continue as a going concern. This contemplates that our assets will be realized and liabilities and commitments satisfied in the normal course of business. In the notes to our consolidated financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at July 31, 2010.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our annual report on Form 10-K for the year ended January 31, 2010. Newly adopted, new accounting standards adopted and recently issued accounting standards are disclosed below.

Foreign Currency

The functional currency for the Company’s foreign subsidiary is the Argentinean peso. The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive loss.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the year-end exchange rates. Any associated transactional currency remeasurement gains and losses are recognized in current operations.

New accounting standards adopted during the six months ended July 31, 2010 were:

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

Effective May 1, 2010, we adopted changes issued by the FASB on January 6, 2010 for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on our consolidated financial statements.

Effective May 1, 2010, we adopted changes issued by the FASB on January 21, 2010 to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on our consolidated financial statements.

Effective May 1, 2010, we adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as subsequent events. Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on our consolidated financial statements.

Recently Issued Accounting Guidance

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning February 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on our consolidated financial statements.

In April 2010, the FASB issued changes to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. These changes become effective for us on February 1, 2011. Prior to this guidance, we did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. As a result, management has determined these changes will not have an impact on our consolidated financial statements.

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

We have not generated any revenue from operations since our incorporation. During the six month period ended July 31, 2010, we incurred a net loss of $3,150,510. From inception through July 31, 2010, we have incurred an aggregate loss of $20,229,440. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. On August 31, 2010, we had cash and cash equivalents in the amount of approximately $460,000. We estimate our average monthly operating expenses to be approximately $75,000, excluding exploration but including general and administrative expenses and investor relations expenses. We do not believe that our cash on hand is sufficient to fund our currently budgeted operating requirements for the 12 month period ending August 31, 2011. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we might receive on the sale of minerals, if any, would exceed the cost of mineral exploitation. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

During the 12 month period ending August 31, 2011, we expect to spend approximately $4,900,000 on the exploration of our mineral properties and on general and administrative expenses. We therefore expect to continue to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2010, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On July 14, 2010, our Independent Contractor Agreement with 0845557 B.C. Ltd. expired and, effective July 14, 2010, our Executive Vice President – Corporate Development, resigned from his office with our company.

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
Date: September 14, 2010

By: /s/ Valerie Helsing
Valerie Helsing, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: September 14, 2010