Form 10-Q
period 2010-10-31
ARGENTEX MINING CORP
filed 2010-12-14
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0867623
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 835 – 1100 Melville Street, Vancouver, British Columbia V6E 4A6
(Address of principal executive offices) (zip code)

604.568.2496
(Registrant’s telephone number, including area code)

1112 West Pender Street, Suite 602, Vancouver, British Columbia V6E 2S1
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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

56,052,922 common shares issued and outstanding as at December 10, 2010.

PART I

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended October 31, 2010, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2010 and January 31, 2010
and for the Three and Nine Months Ended October 31, 2010 and 2009

(UNAUDITED)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	October 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$7,403,613	$3,209,786
Receivables	-	497
Prepaid expenses and deposit	24,718	109,359

Total current assets	7,428,331	3,319,642

Equipment (Note 4)	84,599	52,534

Total assets	$7,512,930	$3,372,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,303	$57
Accrued liabilities	3,971	22,111
Accrued professional fees	64,077	68,813
Accrued investor relations and communications	15,889	32,112
Accrued mineral property interests	35,663	262,529
Accrued consulting	15,000	20,000
Due to related parties (Note 6)	34,291	36,318

Total current liabilities	170,194	441,940

Commitments (Note 10)

Stockholders' equity (Note 7)
Preferred stock, $0.001 par value, authorized 100,000,000, nil shares issued and outstanding at October 31, 2010 and January 31, 2010	-	-
Preferred stock, Series A convertible, $0.001 par value, authorized 2,000, nil shares issued and outstanding at October 31, 2010, and January 31, 2010	-	-
Common stock, $0.001 par value, authorized 100,000,000, 56,052,922 and 43,921,754 issued, outstanding and subscribed at October 31, 2010 and January 31, 2010, respectively	55,783	43,922
Shares subscribed	141,500	-
Additional paid-in capital	27,950,386	19,995,457
Deficit accumulated during the exploration stage	(20,804,933)	(17,078,930)
Accumulated other comprehensive (loss)	-	(30,213)
Total stockholders' equity	7,342,736	2,930,236

Total liabilities and stockholders' equity	$7,512,930	$3,372,176

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(UNAUDITED)

					From
					December 21,
	For the Three Months				2001
	Ended		For the Nine Months Ended		(Inception)
	October 31,		October 31,		to October
	2010	2009	2010	2009	31, 2010

Expenses

Consulting fees	$187,826	$259,576	$763,922	$536,537	$4,585,455
Depreciation	4,948	2,159	10,580	6,287	32,106
Foreign exchange (gain)/loss	(190,691)	6,058	(101,848)	21,033	209,219
Investor relations and communication	61,512	62,404	123,312	150,972	1,966,551
Mineral property interests (Note 5)	266,340	103,820	2,298,760	387,433	9,803,663
Office and sundry	32,910	29,383	122,563	64,253	638,684
Professional fees	119,600	60,602	323,112	188,500	1,799,846
Rent	8,081	7,619	22,930	20,010	136,561
Transfer agent fees	57,172	19,662	75,132	45,169	285,667
Travel	28,608	23,294	88,990	44,835	403,633
Write-down of mineral claims	-	-	-	-	408,496

Net operating loss	(576,306)	(574,577)	(3,727,453)	(1,465,029)	(20,269,881)

Interest income (expense)	813	(4,431)	1,450	(13,325)	(535,052)

Net loss	$(575,493)	$(579,008)	$(3,726,003)	$(1,478,354)	$(20,804,933)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.08)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	45,381,940	36,719,365	44,737,226	35,014,648

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD FROM JANUARY 31, 2009 TO OCTOBER 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

	Common Stock					Accumulated	Total
			Additional			Other	Stockholders'
	Number of		Paid-in	Shares	Accumulated	Comprehensive	Equity
	Shares	Par Value	Capital	Subscribed	Deficit	Income (Loss)	(Defict)

Balance at January 31, 2009	32,590,553	$32,591	$14,186,804	$-	$(14,420,634)	$-	$(201,239)
Conversion of convertible debenture	1,500,000	1,500	148,500	-	-	-	150,000
Equity component of convertible debenture converted	-	-	(44,102)	-	-	-	(44,102)
Common stock issued for cash	9,056,201	9,056	5,180,691	-	-	-	5,189,747
Cost of issuing stock	-	-	(240,584)	-	-	-	(240,584)
Exercise of warrants	500,000	500	119,500	-	-	-	120,000
Exercise of stock options	275,000	275	77,725	-	-	-	78,000
Stock-based compensation	-	-	566,923	-	-	-	566,923
							5,618,745
Net loss for the year	-	-	-	-	(2,658,296)	-	(2,658,296)
Unrealized foreign currency exchange loss	-	-	-	-	-	(30,213)	(30,213)
							(2,688,509)
Balance at January 31, 2010	43,921,754	43,922	19,995,457	-	(17,078,930)	(30,213)	2,930,236
Common stock issued for cash	10,804,706	10,805	7,109,264	-	-	-	7,120,069
Exercise of stock options	298,334	298	102,036	-	-	-	102,334
Exercise of warrants	758,128	758	254,932	-	-	-	255,690
Shares subscribed	-	-	-	141,500	-	-	141,500
Stock-based compensation	-	-	488,697	-	-	-	488,697
							11,038,526
Net loss for the period	-	-	-	-	(3,726,003)	-	(3,726,003)
Unrealized foreign currency exchange gain	-	-	-	-	-	30,213	30,213
							(3,695,790)

Balance at October 31, 2010	55,782,922	$55,783	$27,950,386	$141,500	$(20,804,933)	$-	$7,342,736

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(UNAUDITED)

	For the Nine Months Ended		From December 21,
	October 31,		2001(Inception) to
	2010	2009	October 31, 2010

Cash flows from operating activities
Net loss for the period	$(3,726,003)	$(1,478,354)	$(20,804,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,580	6,287	32,106
Stock-based compensation	488,697	353,998	2,975,542
Debt discount	-	5,040	5,881
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities
Receivables	497	50	-
Prepaid expenses and deposit	84,641	(5,583)	(24,718)
Accounts payable	1,246	(28,995)	337,855
Accrued liabilities	(18,140)	26,158	(1,337)
Accrued professional fees	(4,736)	(28,233)	(24,460)
Accrued investor relations and communications	(16,223)	(14,220)	(14,111)
Accrued mineral property interests	(226,866)	20,958	(37,156)
Accrued consulting	(5,000)	-	15,000
Due to related parties	(2,027)	68,010	34,291

Net cash used in operating activities	(3,413,334)	(1,074,884)	(16,708,551)

Cash flows from investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of equipment	(42,645)	(1,082)	(116,705)

Net cash used in investing activities	(42,645)	(1,082)	(525,201)

Cash flows from financing activities
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory notes	-	-	790,410
Repayment of promissory notes	-	-	(790,410)
Proceeds from issuance of capital stock	7,478,093	1,370,426	22,987,365
Proceeds from shares subscribed	141,500	-

Net cash provided by financing activities	7,619,593	1,370,426	24,637,365

Effects of foreign currency exchange	30,213	-	-

Increase in cash during the period	4,193,827	294,460	7,403,613

Cash and cash equivalents, beginning of period	3,209,786	108,560	-

Cash and cash equivalents, end of period	$7,403,613	$403,020	$7,403,613

Supplemental disclosures
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$88,729

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$-	$50,000	$150,000
Stock based compensation on issuance of brokers warrants	$-	$-	$145,488
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these interim consolidated financial statements

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

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

Basis of Presentation

These unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in Argentex’s annual report on Form 10-K for the year ended January 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements for the year ended January 31, 2010 included in our annual report on Form 10-K.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

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
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

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

Issued and not yet adopted

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

Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through controlling its operating costs. The Company plans to obtain sufficient working capital through additional debt or equity financing and private loans. At October 31, 2010, the Company had accumulated losses of $20,804,933 since inception (December 21, 2001). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 3 – GOING CONCERN, continued

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

NOTE 4 – EQUIPMENT

	October 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$91,316	$17,444	$73,872
Furniture and fixtures	8,839	3,979	4,860
Computer equipment	15,957	10,090	5,867
	$116,112	$31,513	$84,599

	January 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$9,425	$39,247
Furniture and fixtures	8,838	3,121	5,717
Computer equipment	15,958	8,388	7,570
	$73,468	$20,934	$52,534

NOTE 5 – MINERAL PROPERTY INTERESTS

a)	Pinguino Property

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

e)	Clapperton Property

On June 7, 2010, we acquired a group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada for $324 (CDN$330). The properties are in good standing until June 7, 2011.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

Mineral property interest expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	Nine	Nine	December
	Months	Months	Months	Months	21, 2001
	Ended	Ended	Ended	Ended	(Inception)
	October	October	October	October	to October
	31,	31,	31,	31,	31,
	2010	2009	2010	2009	2010

Pinguino Project:
Claim maintenance	$-	$-	$9,952	$-	$28,341
Assaying, testing and analysis	-	13,750	230,924	100,840	798,876
Camp and field supplies	9,074	49,601	402,637	171,292	2,037,182
Drilling	7,443	-	1,210,178	-	5,378,595
Geological and geophysical	11,050	32,884	119,105	100,893	933,192
Travel and accommodation	-	7,585	35,096	14,408	163,051

	27,567	103,820	2,007,892	387,433	9,339,237
Condor Project:
Claim maintenance	-	-	-	-	7,528
Camp and field supplies	-	-	-	-	198
Geological and geophysical	-	-	-	-	4,185
	-	-	-	-	11,911
Santa Cruz Properties:
Claim maintenance	-	-	-	-	21,851
Camp and field supplies	116,025	-	168,120	-	168,120
Assaying, testing and analysis	60,247	-	60,247	-	60,247
Geological and geophysical	33,830	-	33,830	-	33,830
Travel and accommodation	28,347	-	28,347	-	28,347
	238,449	-	290,544	-	312,395
Rio Negro Properties:
Claim maintenance	-	-	-	-	7,108
Camp and field supplies	-	-	-	-	51,836
Geological and geophysical	-	-	-	-	39,833
Travel and accommodation	-	-	-	-	9,614
	-	-	-	-	108,391

Other:	324	-	324	-	31,729

	$266,340	$103,820	$2,298,760	$387,433	$9,803,663

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2010 and 2009, the Company paid or accrued consulting fees of $119,016 (2009 - $82,294), relating to this consulting agreement and at October 31, 2010 and January 31, 2010, the Company was indebted to Frontera in the amount of $13,742 and $nil, respectively.

During the nine months ended October 31, 2010 and 2009, the Company paid consulting fees of $73,398 (2009 – $41,409) relating to a consulting agreement with an officer and a company controlled by him.

During the nine months ended October 31, 2010 and 2009, the Company paid $15,705 (2009 – nil) in investor relations fees (2009 – nil) to a company controlled by a director. At October 31, 2010 and January 31, 2010, the Company was indebted to this director in the amount of $15,705 and $nil, respectively.

On November 1, 2005, the Company entered into a management agreement with an officer for CDN$2,500 per month. During the nine months ended October 31, 2010 and 2009, the Company paid consulting fees of $Nil (2009 - $16,209) relating to this management agreement. This contract was cancelled on August 15, 2009.

During the nine months ended October 31, 2010 and 2009, the Company paid consulting fees of $32,664 , (2009 - $12,172) and recorded stock based compensation of $488,697 (2009 – Nil) to officers and directors of the Company, and their respective companies. At October 31, 2010 and January 31, 2010, the Company was indebted to this director in the amount of $3,891 and $nil, respectively.

During the nine months ended October 31, 2010 and 2009 directors exercised a total of 173,334 (2009 - 200,000) stock options and 500,000 (2009 – 300,000) warrants. (Note 7)

NOTE 7 – CAPITAL STOCK

Stock Transactions

On October 28, 2010, we issued a total of 43,540 shares of our common stock at $0.706 (CDN$0.72) for proceeds of $30,477 on the exercise of 43,540 warrants.

On October 26, 2010, we completed a private placement and issued 10,804,706 units for gross proceeds of $7,120,069. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.11 (CDN$1.14) for a period of five years expiring on October 26, 2015.

On September 27, 2010, we issued a total of 214,588 shares of our common stock at $0.702 (CDN$0.72) for proceeds of $150,212 on the exercise of 214,588 warrants.

On February 2, 2010, we issued a total of 75,000 shares of our common stock at $0.62 per share for proceeds of $46,500 on the exercise of 75,000 stock options.

On February 2, 2010, we issued 40,000 shares of our common stock at $0.25 per share to a director for proceeds of $10,000 on the exercise of 40,000 stock options. (Notes 6)

On March 16, 2010, we issued 450,000 shares of our common stock at $0.15 per share to a director for proceeds of $67,500 on the exercise of 450,000 warrants. (Note 6)

On June 15, 2010, we issued 50,000 shares of our common stock at $0.15 per share to a company controlled by a director for proceeds of $7,500 on the exercise of 50,000 warrants. (Note 6)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 7 – CAPITAL STOCK, continued

Stock Transactions, continued

On June 21, 2010, we issued 50,000 shares of our common stock at $0.25 per share for proceeds of $12,500 on the exercise of 50,000 stock options.

On July 16, 2010, we issued 133,334 shares of our common stock at $0.25 per share to a director for proceeds of $33,334 on the exercise of 133,334 stock options. (Note 6)

Stock Subscribed

On October 21, 2010, we received cash of $76,500 on the exercise of 170,000 stock purchase warrants, this transaction has been reported as shares subscribed because the shares were issued subsequent to October 31, 2010.

On October 21, 2010, we received cash of $65,000 on the exercise of 100,000 stock purchase warrants, this transaction has been reported as shares subscribed because the shares were issued subsequent to October 31, 2010.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at January 31, 2009	4,960,637	$1.17
Issued	7,933,443	0.59
Exercised	(500,000)	0.24
Expired	(2,935,637)	1.54
Balance at January 31, 2010	9,458,443	0.62
Exercised	(1,028,128)	0.39
Issued	10,804,706	1.11
Balance at October 31, 2010	19,235,021	$0.91

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 7 – CAPITAL STOCK, continued

Share purchase warrants, continued

At October 31, 2010, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
shares	Price	Expiry Date

99,520	$ 0.71 (CDN$0.72)	November 27, 2010
275,000	$ 0.15	January 15, 2011
1,158,334	$ 0.45	April 24, 2011
434,782	$ 0.45	May 22, 2011
500,000	$ 0.15	May 28, 2011
355,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
1,000,000	$ 0.15	November 12, 2011
2,980,407	$ 0.88 (CDN$0.90)	November 27, 2011
900,000	$ 1.25	April 11, 2012
10,804,706	$ 1.11 (CDN$1.14)	October 26, 2015

19,235,021

Stock Options

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at January 31, 2009	1,833,334	$0.50
Granted	3,035,000	0.54
Exercised	(275,000)	0.28
Expired	(200,000)	0.25
Balance at January 31, 2010	4,393,334	0.56
Granted	400,000	0.62
Exercised	(298,334)	0.34
Expired	(1,015,000)	0.60
Balance at October 31, 2010	3,480,000	$0.57

The weighted average fair value per stock option granted during the nine months ended October 31, 2010 and 2009 was $0.62 and $0.31. The fair value of stock options granted during the nine months ended October 31, 2010 and 2009 was $248,616 and $758,091 which is being recognized over the options vesting periods.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 7 – CAPITAL STOCK, continued

Stock Options, continued

At October 31, 2010, the following stock options were outstanding:

Number of	Exercise
shares	Price	Expiry Date

400,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
150,000	$ 1.35	May 11, 2011
100,000	$ 0.675	September 1, 2012
100,000	$ 1.13	November 13, 2012
60,000	$ 0.25	March 26, 2013
150,000	$ 0.35	October 28, 2013
1,370,000	$ 0.37	February 10, 2014
550,000	$0.855	January 19, 2015
400,000	$0.62 (CDN$0.64)	May 10, 2015

3,480,000

At October 31, 2010, 2,917,500 stock options were exercisable.

Total stock-based compensation recognized during the nine months ended October 31, 2010 and 2009 was $488,697 and $353,998. Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009

Consulting fees	$118,995	$127,797	$488,697	$313,114
Investor relations	-	13,628	-	40,884
	$118,995	$141,425	$488,697	$353,998

The following weighted average assumptions were used for the Black-Scholes valuations of stock options granted:

	Nine
	Months	Year
	Ended	Ended January
	October 31,	31,
	2010	2010
Risk-free interest rate	2.65%	1.23%
Expected life of options	5 years	4.28 years
Annualized volatility	93%	93%
Dividend rate	0%	0%

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 7 – CAPITAL STOCK, continued

Stock Options, continued

At October 31, 2010, the aggregate intrinsic value (AIV) of all outstanding, vested stock options was $709,125 and the AIV of options exercised during the nine months ended October 31, 2010 was $96,050.

NOTE 8 - SEGMENTED INFORMATION

At October 31, 2010 and January 31, 2010, the Company and its subsidiary operated in one reportable segment, being the exploration for and the development of mining properties in Argentina. Identifiable assets, revenues and net loss in each geographic area are as follows:

	October 31,	January 31,
	2010	2010

Identifiable assets
Canada	$7,469,102	$3,191,348
Argentina	43,828	180,828
	$7,512,930	$3,372,176

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	October	October	October	October
	31,	31,	31,	31,
	2010	2009	2010	2009
Loss for the period
Canada	$238,700	$406,130	$1,222,478	$1,008,889
Argentina	336,793	172,878	2,503,525	469,465
	$575,493	$579,008	$3,726,003	$1,478,354

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)
(UNAUDITED)

NOTE 9 – FINANCIAL INSTRUMENTS, continued

The carrying values and fair values of our financial instruments are as follows:

		October 31, 2010		January 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash and equivalents	Level 1	$7,403,613	$7,403,613	$3,209,786	$3,209,786
Receivables	Level 2	$-	$-	$497	$497
Accounts payable and accrued liabilities	Level 2	$135,903	$135,903	$405,622	$405,622

The following method was used to estimate the fair values of our financial instruments:
The carrying amount approximates fair value because of the short maturity of the instruments.

NOTE 10 – COMMITMENTS

Lease Commitments

On June 1, 2008, we entered into a three year lease agreement at $2,350 per month until May 31, 2011. (Note 11)

At October 31, 2010, the minimum future lease payments under our operating leases are as follows:

At October 31,	2011	2012

Premises lease payments	$7,050	$9,400

Consulting Commitments

On August 1, 2009, we entered into a two year consulting agreement with a company wholly-owned by our President whereby we agreed to pay a consulting fee of $12,157 (CDN$12,500) until July 31, 2011. (Note 6)

At October 31, 2010, the minimum future payments under our consulting contracts are as follows:

At October 31,	2011	2012

Consulting fees	$36,468	$72,936

NOTE 11 – SUBSEQUENT EVENTS

On December 8, 2010, the Company entered into a lease agreement dated December 2, 2010, for approximately 2,295 square feet of office space located in downtown Vancouver, British Columbia, Canada. The lease is for a term of five years and one month beginning January 1, 2011 (with rent commencing February 1, 2011) and provides for the payment of a total monthly rental of CDN$6,954 (approximately US$6,825) during the first three years and a monthly rental of CDN$7,289 (approximately $7,154) during the last two years of the term. Rent consists of a base rent amount and certain items of additional rent.

Subsequent to October 31, 2010, the Company agreed to purchase the surface rights to a portion of its Pinguino mineral property located in the Santa Cruz Province of Argentina for a purchase price of approximately US$815,000. The Company expects to complete this acquisition prior to December 31, 2010.

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

During the course of the three-month period ended October 31, 2010 and the month of November, 2010, we compiled and processed data from Phase VI of our exploration program at our Pinguino property, including data derived from drilling, trenching, soil geochemistry and ground magnetometer surveys, and we conducted a ground magnetometer survey (lines every 10 meters over a distance of approximately 275 linear kilometers) on one specific target. At our Cerro Contreras property, we engaged in detail mapping of two exploration targets, collected soil and rock samples and conducted detailed ground magnetometer surveys at both targets (approximately 500 linear kilometres). We also conducted an IP gradient survey (approximately 60 linear kilometres) on one of these targets. Finally, we conducted detail mapping and collected samples on our Condor property.

We have not determined whether our properties contain any mineral reserve. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

We have not begun significant operations and are considered an exploration stage company, as that term is defined in Industry Guide 7.

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending November 30, 2011:

Expense	Amount
Mineral exploration expenses, holding costs and property acquisition costs	$6,320,000
General and administrative expenses, including investor relations	1,840,000
Accrued accounts payable, repayment of debt and acquisition of fixed assets	20,000
Total	8,180,000
Cash on hand, estimated	7,250,000
Proceeds from exercise of warrants and options	-
Estimated excess of cash requirements over cash resources	$(930,000)

During the 12 months ending November 30, 2011, we anticipate that we will require approximately $930,000 in order to fund the plan of operations outlined above.

Since October 31, 2010 we have not raised any additional funds. We believe our cash on hand as at the date of this interim report on Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months. In addition, our budget could increase during the year in response to matters that we are not aware of at the date of this quarterly report. Regardless of whether our budget remains the same or increases over the next 12 months, we do not have enough money to fund our budgeted requirements and we will have to raise additional funds. We have historically raised capital to fund our activities through the sale of debt or equity securities and we plan to raise any required funds through the exercise of stock options or warrants and the private placement sales of our common stock. We do not currently have any arrangements in place for the completion of any private placement financings and there can be no assurance that we will be successful in completing any private placement financings.

Results of Operations

Our operating results for the periods ended October 31, 2010 and 2009 and the changes in our operating expenses between the years are summarized below:

			Changes
			between the
		Three	Three Months		Nine
	Three Months	Months	Ended October		Months	Changes between
	Ended	Ended	31, 2010 and	Nine Months	Ended	the Nine Months
	October 31,	October	2009	Ended October	October 31,	Ended October
	2010	31, 2009		31, 2010	2009	31, 2010 and 2009
Mineral exploration activities	$266,340	$103,820	$162,520	$2,298,760	$387,433	$1,911,327
Stock-based compensation	118,995	141,425	(22,430)	488,697	353,998	134,699
General and administrative	190,158	333,763	(143,605)	938,546	736,923	201,623

Total expenses	$575,493	$579,008	$(3,515)	$3,726,003	$1,478,354	$2,247,649

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

Expenses

Mineral Exploration Activities

Our mineral exploration expenses increased by $162,520 or 157% from $103,820 for the three months ended October 31, 2009 to $266,340 for the three months ended October 31, 2010. The increase in our mineral exploration expenses during the third quarter of fiscal 2011 was primarily due to exploration of our Cerro Contreras property in the Santa Cruz province of Argentina as compared to the third quarter of fiscal 2010 when we decided to temporarily suspend our drilling and exploration program due to the global economic downturn.

Our mineral exploration expenses increased by $1,911,327 or 493% from $387,433 for the nine months ended October 31, 2009 to $2,298,760 for the nine months ended October 31, 2010. The increase in our mineral exploration expenses during the nine months ended October 31, 2010 was primarily due to exploration of our, Pinguino property in the Santa Cruz province of Argentina as compared to the nine months ended October 31, 2009 when we decided to temporarily suspend our drilling and exploration program due to the global economic downturn.

Stock-Based Compensation

Our stock-based compensation expense decreased by $22,430 or 16% from $141,425 for the three months ended October 31, 2009 to $118,995 for the three months ended October 31, 2010. The decrease in our stock-based compensation was due to less stock options vesting during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.

Our stock-based compensation expense increased by $134,699 or 38% from $353,998 for the nine months ended October 31, 2009 to $488,697 for the nine months ended October 31, 2010. The increase in our stock-based compensation was primarily due to a higher average stock price and more stock options vesting during the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009.

General and Administrative

Our general and administrative expenses decreased by $143,605 or 43% from $333,763 for the three months ended October 31, 2009 to $190,158, for the three months ended October 31, 2010. We incurred increases in office and sundry expenses of $3,527, travel of $5,314 and investor relations of $12,736 (net of $nil and $13,628 in stock based compensation) due to attending more conventions and conferences; $58,998 in professional fees due to preparation of the S-4 for migration to the TSX; $37,510 in transfer agent fees due to regulatory costs associated with the $7.12 million private placement of our shares. Increased expenses were offset by a $190,691 foreign exchange gain due to fluctuations in foreign exchange rates as well as a $62,948 decrease in consulting fees (net of $118,995 and $127,797 in stock based compensation) due to employing fewer consultants.

Our general and administrative expenses increased by $201,623 or 27% from $736,923 for the nine months ended October 31, 2009 to $1,144,081, for the nine months ended October 31, 2010. This increase was primarily caused by increases of $51,802 in consulting fees (net of $488,697 and $313,114 in stock based compensation) due to hiring more consultants; office and sundry expenses of $58,310, travel of $44,155 and investor relations of $13,224 (net of $nil and $40,884 in stock based compensation) due to attending more conventions, conferences and travel to the mine site, $134,612 in professional fees due to preparation of the S-4 for migration to the TSX; $29,963 in transfer agent fees due to the $7.12 million private placement of our shares. Increased expenses were partially offset by a net foreign exchange gain of $101,848.

Liquidity and Capital Resources

Our working capital at October 31, 2010 and January 31, 2010 is summarized below:

			Changes between October
			31, 2010 and January 31,
	October 31, 2010	January 31, 2010	2010

Current assets	$7,428,331	$3,319,642	$4,108,689
Current liabilities	170,194	441,940	(271,746)
Working capital (deficit)	$7,258,137	$2,877,702	$4,380,435

Current Assets

Our current assets increased by $4,108,689 or 124% from $3,317,642 at January 31, 2010 to $7,428,331 at October 31, 2010. The increase was primarily due to raising approximately $7.6 million in cash from equity financing during the nine months ended October 31, 2010 as opposed to raising approximately $ 4.9 million in cash from equity financing during the year ended January 31, 2010.

Current Liabilities

Our current liabilities decreased by $271,746 or 61% from $441,940 at January 31, 2010 to $170,194 at October 31, 2010. The decrease was primarily due to a decrease of $226,866 in fees payable under the drilling contract at January 31, 2010.

Working Capital

Our working capital increased by $4,380,435 or 152% from a working capital of $2,877,702 at January 31, 2010 to working capital of $7,258,137 at October 31, 2010. The increase was primarily due to not having a drilling contract at October 31, 2010 and the approximate $7.6 million in cash received in equity financing during the nine months ended October 31, 2010 as compared with the year ended January 31, 2010.

The following table summarizes our sources and uses of cash during the nine months ended October 31, 2010 and 2009:

	2010	2009

Cash flows used in operating activities	$(3,413,334)	$(1,074,884)
Cash flows used in investing activities	(42,645)	(1,082)
Cash flows provided by financing activities	7,619,593	1,370,426
Effect of foreign currency exchange	30,213	-
Net (decrease) increase in cash during period	$(4,193,827)	$294,460

Net cash used in operating activities

Net cash used in operating activities during nine months ended October 31, 2010 was $3,413,334. This cash was primarily used to pay for the cost of our drilling program, legal fees and consulting fees.

Net cash used in operating activities during the nine months ended October 31, 2009 was $1,074,884. This cash was primarily used to cover the cost of maintaining our mineral properties and to pay legal and consulting fees.

Net cash used in investment activities

During the nine months ended October 31, 2010 we spent $42,645 on mining equipment.

During the nine months ended October 31, 2009 we spent $1,082 on equipment.

Net cash provided by financing activities

During the nine months ended October 31, 2010, we received net cash of $7,120,069 on the issuance of 10,804,706 units in respect of private placements, $102,334 on the issuance of 298,334 shares of common stock on the exercise of 298,334 options, $255,690 on the issuance of 758,128 shares of common stock on the exercise of 758,128 warrants and $141,500 on the exercise of 270,000 warrants for shares of common stock issued after October 31, 2010.

During the nine months ended October 31, 2009, we received net cash of $1,239,926 on the issuance of 3,095,388 units in respect of private placements, $52,500 on the exercise of 350,000 warrants and $78,000 on the exercise of 275,000 stock options.

Product Research and Development

We do not anticipate that we will spend any significant sums on product research and development over the twelve month period ending November 30, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending November 30, 2011.

Purchase of Mineral Property

Subsequent to October 31, 2010, the Company agreed to purchase property in the Santa Cruz Province of Argentina for approximately US$800,000. The Company expects to complete this acquisition prior to December 31, 2010.

Going Concern

We have historically incurred losses since inception. From inception through October 31, 2010, we have incurred losses of $20,804,933. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. Because of these historical losses and our continuing failure to generate any revenue from operations, we believe that we will require additional working capital to continue our exploration programs and develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place, nor can we provide any assurance that we will be able to arrange any such financing. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements for the three and nine month periods ended October 31, 2010 were prepared assuming that we will continue as a going concern. This contemplates that our assets will be realized and liabilities and commitments satisfied in the normal course of business. In the notes to our consolidated financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at November 30, 2010.

We have the following long-term contractual obligations and commitments:

Operating leases

On June 1, 2008, we entered into a three year lease agreement payable at $2,350 per month until May 31, 2011. This lease has now expired.

On December 8, 2010, we entered into a lease agreement dated effective December 2, 2010 for new executive office space. This lease is for a five year term commencing January 1, 2011 at $6,825 (CDN$6,954) per month for the first three years and $7,154 (CDN$7,289) per month for the last two years.

Consulting contract

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of CDN$12,500 (US$12,735); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones.

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

New accounting standards adopted during the nine months ended October 31, 2010 were:

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

We have not generated any revenue from operations since our incorporation. During the nine-month period ended October 31, 2010, we incurred a net loss of $3,727,453. From inception through October 31, 2010, we have incurred an aggregate loss of $20,804,933. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine.

On December 1, 2010, we had cash and cash equivalents in the amount of approximately $7,250,000. We estimate our average monthly operating expenses to be approximately $75,000, excluding exploration but including general and administrative expenses and investor relations expenses. We believe that our cash on hand will not be sufficient to fund our currently budgeted operating requirements for the 12 month period ending December 31, 2011. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The unsettled economy in the United States and the resulting market instability may make it harder for us to raise capital as and when we need it, and it is difficult for us to assess the impact this might have on our operations or liquidity and to determine whether the prices we might receive on the sale of minerals, if we discover any in commercially exploitable quantities, would exceed the cost of mineral exploitation and development. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

We have a limited operating history on which to base an evaluation of our business and prospects and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending December 31, 2011, we expect to spend approximately $8,180,000 on the exploration of our mineral properties and on general and administrative expenses. We therefore expect to continue to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2010, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On December 8, 2010, we entered into a lease agreement dated December 2, 2010, for approximately 2,295 square feet of office space located in downtown Vancouver, British Columbia, Canada. The lease is for a term of five years and one month beginning January 1, 2011 (with rent commencing February 1, 2011) and provides for the payment of a total monthly rental of CDN$6,954 (approximately US$6,825) during the first three years and a monthly rental of CDN$7,289 (approximately $7,154) during the last two years of the term. Rent consists of a base rent amount and certain items of additional rent.

Subsequent to October 31, 2010,we agreed to purchase the surface rights to a portion of our Pinguino mineral property located in the Santa Cruz Province of Argentina for a purchase price of approximately US$815,000. We expect to complete this acquisition prior to December 31, 2010.

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

10.17

Consulting Agreement dated August 1, 2009 with Frontera Geological Services Ltd. and Kenneth Hicks filed (incorporated by reference to an exhibit to our quarterly report on Form 10-Q filed on December 14, 2009)

10.18	Equity and Warrant Subscription Agreement dated September 24, 2010 (incorporated by reference to an exhibit to our current report on Form 8-K filed on September 27, 2010)

10.19

Lease Agreement dated December 2, 2010 with Sun Life Assurance Company of Canada and Concert Real Estate Corporation (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 14, 2010)

10.20	Agreement dated December 10, 2010 with Julián Michudis (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 14, 2010)

(21)	Subsidiaries

21.1	Subsidiary of Argentex Mining Corporation: SCRN Properties Ltd., a Delaware corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Kenneth Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
Date: December 14, 2010

By: /s/ Valerie Helsing
Valerie Helsing, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 14, 2010