Form 10-K
period 2011-01-31
ARGENTEX MINING CORP
filed 2011-04-29
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0867623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Melville Street, Suite 835, Vancouver, BC	V6E 4A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.568.2496

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ] No [ x ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]N/A

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

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $25,125,954 based on a price of $0.61 per share, being the average bid and asked price of such common equity on July 31, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ]N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 59,162,006 shares of common stock as of April 29, 2011.

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

  Our ability to obtain additional financing,

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

In this annual report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a Delaware corporation, and our wholly owned subsidiaries, Argentex Mining Corporation, a Nevada corporation, and SCRN Properties Ltd., a Delaware corporation.

All references to currency in this annual report are in United States dollars unless otherwise stated and all financial statements are prepared in accordance with United States generally accepted accounting principles. Unless otherwise stated, conversion of Canadian dollars to United States dollars has been calculated at an exchange rate of CDN$1 equals US$1.

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

Relocation of Corporate Jurisdiction

On January 14, 2011, we filed a registration statement on Form S-4 with the Securities and Exchange Commission. On March 17, 2011, the Securities and Exchange Commission declared this registration statement effective. This registration statement has been filed in connection with, among other annual general matters such as the election of directors, a proposed transaction whereby we propose to redomicile our company from the State of Delaware, in the United States, to the Province of British Columbia, Canada. This transaction requires the approval of our shareholders. In particular, we are seeking shareholder approval of the following:

  The merger of our company with our wholly-owned subsidiary incorporated in the State of Nevada for the purpose of changing our corporate jurisdiction from the State of Delaware to the State of Nevada; and
  Subject to the consummation of the merger, the continuation of our company from the State of Nevada to the Province of British Columbia, Canada.

We believe that the change of our corporate jurisdiction from the State of Delaware to the Province of British Columbia, Canada will more accurately reflect our operations, which are headquartered in and managed from the Province of British Columbia, Canada. We also believe that changing our corporate jurisdiction to the Province of British Columbia, Canada more accurately reflects the identity of our company because Canada is the country from which we have derived much of our financing, and our common stock is listed on the TSX Venture Exchange in Canada. Furthermore, all of our officers and the majority of our directors are located in British Columbia, Canada, and a large amount of our issued and outstanding stock is owned of record by persons not resident in the United States. We believe that the change of our corporate jurisdiction may also enable us to qualify as a “foreign private issuer” in the United States. As a foreign private issuer, we believe that our regulatory compliance costs may decrease and our ability to raise capital should improve because it should, under certain circumstances, enable us to issue securities in private placement offerings with a four-month hold period (for which we believe there is more demand than there is for securities issued in a private placement with a minimum hold period of six months, which is currently the case) without limiting our access to the U.S. capital markets.

Subsidiaries

We have two wholly-owned subsidiaries. One of these, Argentex Mining Corporation, is a Nevada corporation that we formed on June 18, 2010 for the sole purpose of enabling the proposed merger whereby our company would change its corporate jurisdiction from the State of Delaware to the State of Nevada (see discussion, above). The other subsidiary is SCRN Properties Ltd., a Delaware corporation incorporated on February 13, 2004, which we formed for the purpose of acquiring and exploring natural resource properties in Argentina.

Our Business

We are a junior exploration stage company that has not yet generated or realized any revenues from business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the Province of British Columbia, Canada. All of the surface rights and the mineral exploration licenses with respect to the Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd., while all of the mineral tenures with respect to our British Columbia claims are registered in the name of our company. One of the properties located in the Santa Cruz province of Argentina consists of surface rights and a group of claims that we refer to as the Pinguino property and we have concentrated the majority of our exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property, where we have had exploration success in discovering polymetallic mineralization in the past, though we also plan to increase our pre-drilling exploration efforts on our Cerro Contreras and Condor properties and conduct reconnaissance level exploration on other select properties. We believe that additional targeted exploration expenditures in the form of geophysics, soil geochemistry, trenching and drilling on the Pinguino property continues to be warranted to test the limits of known mineralization as well as new target testing.

Our British Columbia claims were acquired on June 7, 2010. They consist of group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada, approximately 25 kilometers northeast of the town of Merritt, British Columbia. These mineral tenures will expire on June 7, 2011 unless we maintain ownership by spending at least $3,301 in annual exploration expenses on these properties or paying an equivalent amount in lieu. We plan to conduct reconnaissance exploration and a property examination in order to assess the mineral potential of these claims on a going forward basis and we do not plan to let them expire on June 7, 2011.

We have not determined whether any of our properties contain any mineral reserve. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve. Please refer to the section entitled “Risk Factors” for additional information about the risks of mineral exploration.

We have not begun significant operations and are considered an exploration stage company, as that term is defined in Industry Guide 7.

We have not generated any revenue from operations since our inception. We incurred a net loss of $5,164,198 during the year ended January 31, 2011. From inception through January 31, 2011, we have incurred a net loss of $22,243,128. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. In their report on our financial statements for the year ended January 31, 2011, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern.

Our principal offices are located at Suite 835, 1100 Melville Street, Vancouver, British Columbia V6E 4A6, Canada. Our telephone number at our principal offices is (604) 568-2496. Our fax number is (604) 568-1540.

International Finance Corporation

On October 26, 2010, we issued 10,804,706 units to International Finance Corporation at a price of $0.66 (CDN$0.68) per unit for gross proceeds of $7,120,069 (CDN$7,347,200) pursuant to an equity and warrant subscription agreement that we entered into on September 24, 2010. Each unit consisted of one common share and one warrant, each warrant entitling International Finance Corporation to purchase one share of our company at a price of approximately $1.14 (CDN$1.14) per share until October 26, 2015.

International Finance Corporation, a member of the World Bank Group, is a large development institution focused on the private sector in developing countries. It offers mining clients in developing countries a broad range of financial and advisory services throughout the mining life cycle. Through its early equity investment program, it assists exploration-stage companies such as our company with financing and advice on best practice environmental and social management.

Pursuant to the equity and warrant subscription agreement, we agreed to, among other things, through our employees, agents, contractors and subcontractors, and subsidiaries, ensure that the design, construction, operation, maintenance, management and monitoring of our sites, plants, equipment, operations and facilities are undertaken in compliance with, among other things, certain social and environmental measures to enable our projects to be explored and developed in compliance with Performance Standards on Social & Environmental Sustainability, dated April 30, 2006, of International Finance Corporation.

Employees

As of April 29, 2011, our company has one employee and our subsidiary, SCRN Properties Ltd., has eight full time permanent employees, nine full time temporary employees and two consultants in Argentina. Our President, our Chief Financial Officer and our Executive Vice President of Corporate Development provide services pursuant to consulting agreements and our IT consultant and another consultant who provides corporate secretary functions provide services on an hourly basis. None of our consultants, including our Chief Financial Officer but excluding our President and our Executive Vice President of Corporate Development, are required by the terms of their consulting agreements to spend all of their time on our affairs. Our President is required to spend substantially all of his working time on our affairs. Our Chief Financial Officer is required to spend approximately 80% of his working time on our affairs. Our Executive Vice President of Corporate Development is required to spend sufficient time to perform his duties. We also engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such agreement concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Governmental Regulations

Property and Title in Argentina

The laws, procedures and terminology regarding mineral title in Argentina differ considerably from those in the United States and in Canada. According to the Argentine Political State Organization, the mines (and the minerals therein) belong to the provinces in which they are located, which grant exploration permits and mine concessions to applicants.

However, the rights, obligations, and procedures for the acquisition, exploration, exploitation and use of mineral substances in Argentina are regulated by the federal government pursuant to the National Mining Code (the “National Mining Code”), though the Provinces have the power to regulate procedural aspects of the National Mining Code through Provincial Mining Procedure Codes and to organize the concession and enforcement authorities.

In general, a similar concept applies to the environmental aspects related to mining activities. Although the National Mining Code regulates the main aspects of environmental regulations, the provinces act as enforcement authorities. Furthermore, in application of Section 41 of the Argentine Constitution, many provinces have also enacted additional environmental laws which are directly or indirectly applicable to mining activities.

National Mining Code

The National Mining Code establishes three classes of minerals, two of which are: (i) the main metalliferous substances such as gold, silver, copper, lead, etc. whose ownership is vested in the provincial government, which in turn grants exploitation concessions to private companies; and (ii) the other metalliferous substances, earthy minerals, industrial minerals, etc. that belong to the land owner. Except for minerals described in item (ii), above, mineral rights in Argentina are separate from surface ownership rights. Creek bed and placer deposits, as well as abandoned tailings, radioactive minerals and mine waste rock deposits, are included in the latter mineral class.

Cateo

A cateo is an exploration concession which does not permit mining but gives the owner a preferential right to a mining concession for the exploitation of minerals discovered in the same area. Cateos are measured in 500 ha unit areas. A cateo cannot exceed 20 units (10,000 ha). No person may hold more than 20 permits or 400 units in a single province. The term of a cateo is based on its area: 150 days for the first unit (500 ha) and an additional 50 days for each unit thereafter. After a period of 300 days, 50% of the area over four units (2,000 ha) must be relinquished. At 700 days, 50% of the area remaining must be relinquished. Extensions may be granted to allow for bad weather, difficult access, or similar issues. Cateos are identified by a file number or dossier number.

Cateos are awarded by the following process:

(i) an application is made in respect of a designated area, describing a minimum work program and providing an estimate of the investment to be made and a schedule for exploration;

(ii) approval is granted by the province and a formal placement on the official map or graphic register is made provided, the requested area is not superseded by a previous mining right;

(iii) publication of the claim is made in the provincial official bulletin so as to notify third parties of the claim, and;

(iv) upon expiry of a period following publication in the official bulletin, the cateo is awarded.

The length of this process varies depending on the province, and often takes up to two years. Applications are processed on a first-come, first-served basis. During the application period, the first applicant has rights to any mineral discoveries made by third parties in the area of the cateo without its prior consent.

Until August 1995, a “canon fee”, or tax, of ARS$400 per unit (approximately $100) was payable upon the awarding of a cateo. A recent amendment to the law requires that this canon fee be paid upon application for the cateo. The canon fee for the cateo is paid once for the entire term of the exploration permit.

Manifestación de descubrimiento (elsewhere referred to as “manifestation of discovery”)

This is the status of a tenement in respect of which a discovery has been reported to the relevant authority during the exploration stage. It is effectively a procedural stage between exploration rights being converted into mining rights. At this stage, the tenement boundaries are redefined to encompass the specific area of the discovery.

Mina

Although the prior grant of a cateo is not a pre-condition for the granting of an exploitation right, the most common way to acquire a mina is to discover a mine as a consequence of exploration pursuant to a cateo. To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a “mina”. Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in “pertenencias”. Each mina may consist of one or more pertenencias. “Common pertenencias” are six hectares and “disseminated pertenencias” are 100 hectares (relating to disseminated deposits of metals rather than discrete veins). Once granted, minas have an indefinite term assuming exploration development or mining is in progress in accordance with applicable law and the annual canon is paid.

To convert an exploration concession to a mining concession requires a declaration of manifestation of discovery wherein a point within a cateo is nominated as a discovery point. The manifestation of discovery is used as a basis for location of the pertenencias. Manifestations of discovery do not have a definite area until pertenencias are proposed. Within a period following designation of a manifestation of discovery, the claimant may conduct further exploration, if necessary, to determine the size and shape of the ore body.

Following a publication and opposition period and approval by the province, a formal survey of the pertenencias (together forming the mina) is completed. A surveyed mina provides the highest degree of mineral rights in Argentina.

The application to the mining authority must include official cartographic coordinates of the mine location and of the reconnaissance area, and a sample of the mineral discovered. The reconnaissance area, which may be as much as twice the surface area projection of the mine, is intended to allow for the geological extent of the ore body and for site layout and development. Excess area is released once the survey plans are approved by the mining authority.

Once the application for a mine has been submitted, the holder of the mining concession may commence mine operation as long as the environmental impact assessment has been approved. Any person may oppose to the granting of the mining concession, whether a holder of an overlapping cateo, a land-owner disputing the existence of the ore deposit or the class of the economic mineral, or a partner in the discovery who claims to have been neglected. Within 30 days after the resolution of any dispute against the location, nature, or assignment of the mining concession, the holder of the mining concession must submit a legal survey of the properties (lots) requested for the mine, within the maximum property limits allowed by the National Mining Code. The request is published in an official bulletin and may also be subject to dispute. Approval and registration of the legal survey request by the mining authority constitutes formal title to the mining property.

New mining concessions may also be awarded for mines that were abandoned or for which the original mining concessions have expired. In such cases, the first person claiming an interest in the property will have priority. A new mining concession will be awarded for the mine in the condition left by the previous holder.

The titleholder of a mine must fulfill three conditions as part of its mining concession in order to maintain its title in good standing: (i) payment of mining canons; (ii) provision of minimum investment; and (iii) reactivation of the mine if it is shut down for more than four years, if so demanded by the mining authority.

Mining canons are paid to the state (national or provincial) under which the mining concession is registered, and are paid in equal installments twice yearly. The canon is set by national law according to the category of the mine. In general, the canon due per year is ARS$80 per 6 ha pertenencia for common ore bodies held by the mining concession, or ARS$800 per 100 ha pertenencia for disseminated ore bodies. Failure to comply with this obligation for fourteen months results in the cancellation of the mining right. However, the titleholder can recover the mining right for a period of 45 days after being so notified by the Mining Authority, by paying the outstanding canon plus a fine equal to 20% of the unpaid canon. The discoverer of the mine is exempt from paying canons for three years from the date on which formal title was awarded to the mine.

The holder of the mining concession must also commit to investing in fixed assets on the property to a minimum of at least 500 times the value of the annual mining canon over a period of five years. In the first two years, 20% of the total required investment must be made each year. For the final three years, the remaining 60% of the total required investment may be distributed in another manner. The mining concession expires if the minimum required investment schedule is not met. If the exploration or exploitation work at the mine is suspended for more than four years in a row, the mining authority can require the holder of the concession to prepare and undertake a plan to activate or reactivate work. Failure to file such a reactivation plan within 6 months results in the cancellation of the mining right. Such work must be completed on the property within a maximum period of five years.

A new mining operation is entitled to national, provincial, and municipal tax exemptions for five years. The exemptions commence with the awarding of formal title to the mine. As discussed above, the Mining Investment Act has established a 30-year guarantee of fiscal stability for new mining projects and/or extension of existing projects which applies retroactively, once approved, to the date of presentation of the feasibility study for the project. The law allows for accelerated depreciation of capital goods, deductions in exploration costs, and access to machinery and equipment at international prices. Depreciation of infrastructure occurs over a three year time period (60% depreciation in the first year, 20% in the second and 20% in the third) while all other depreciation occurs in a straight-line method of 33.33% .

The major taxes that affect the mining sector are the National Income Tax (35%), Gross Revenue Tax (one percent of revenue, depending on the province) and Mining Royalties of up to a maximum of three percent (3%) of the “mouth of mine” value of production, depending on the province.

Compliance with Environmental Laws

The Environmental Protection Section of the National Mining Code of Argentina, enacted in 1995, requires that each Provincial government monitor and enforce the laws pertaining to subscribed development and protection of the environment. The National Constitution establishes that the Federal Government has to set the minimum standards. Provinces are entitled to strengthen those standards.

Provinces are allowed to withdraw areas from the normal cateo/mina process. These lands may be held directly by the province or assigned to provincial companies for study or exploration and development.

A party wishing to commence or modify any mining-related activity as defined by the National Mining Code, including prospecting, exploration, exploitation, development, preparation, extraction, and storage of mineral substances, as well as property abandonment or mine closure activity, must prepare and submit to the Provincial Environmental Management Unit (“PEMU”) an Informe de Impacto Ambiental or Environmental Impact Assessment (“EIA”) prior to commencing the work. Each EIA must describe the nature of the proposed work, its potential risk to the environment, and the measures that will be taken to mitigate that risk. The PEMU has a 60-day period to review and either approve or reject the EIA. However, the EIA is not considered to be automatically approved if the PEMU has not responded within that period. If the PEMU deems that the EIA does not have sufficient content or scope, the party submitting the EIA is granted a 30-day period in which to resubmit the document.

If accepted by the PEMU, the EIA is used as the basis to create a Declaración de Impacto Ambiental or Declaration of Environmental Impact (“DEI”) which the party must swear to uphold during the mining-related activity in question. The DEI must be updated every two years, with a report on the results of the protection measures taken. If protection measures are deemed inadequate, additional environmental protection may be required. Mine operators are liable for environmental damage. Sanctions and penalties for non-compliance to the DEI are outlined in the Environmental Protection Section of the National Mining Code, and may include warnings, fines, suspension of environmental Quality Certification, restoration of the environment, temporary or permanent closure of activities, and removal of authorization to conduct mining-related activities.

Further to the provisions of the National Mining Code on Environmental Protection, mining activities are also subject to other environmental regulations issued at the federal and provincial level (from the province where those activities are conducted).

All mineral rights described above are considered to be proprietary rights and can be sold, leased or assigned to third parties on a commercial basis. As described before, cateos and minas can be forfeited if minimum work and investment requirements are not performed or if annual payments are not made. Generally, notice and an opportunity to cure defaults is provided to the owner of such rights.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own any patents or trademarks.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Form 10-K in evaluating our company and our business before making any investment decision about our company. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Relating to our Proposed Merger and Continuation

We may still be treated as a U.S. corporation and taxed on our worldwide income after the merger and continuation.

The merger and continuation of our company from the State of Delaware to the Province of British Columbia, Canada is considered a migration of our company from the State of Delaware to the Province of British Columbia, Canada. Certain transactions whereby a U.S. corporation migrates to a foreign jurisdiction can be considered by the United States Congress to be an abuse of the U.S. tax rules because thereafter the foreign entity is not subject to U.S. tax on its worldwide income. Section 7874(b) of the Internal Revenue Code of 1986, as amended (the “Code”), was enacted in 2004 to address this potential abuse. Section 7874(b) of the Code provides generally that certain corporations that migrate from the United States will nonetheless remain subject to U.S. tax on their worldwide income unless the migrating entity has substantial business activities in the foreign country to which it is migrating when compared to its total business activities.

If Section 7874(b) of the Code applies to the migration of our company from the State of Delaware to the Province of British Columbia, Canada, our company would continue to be subject to United States federal income taxation on its worldwide income. Section 7874(b) of the Code could apply to our migration unless we have substantial business activities in Canada when compared to our total business activities.

We may be classified as a Passive Foreign Investment Company as a result of the merger and continuation.

Sections 1291 to 1298 of the Code contain the Passive Foreign Investment Company (“PFIC”) rules. These rules generally provide for punitive treatment to “U.S. holders” of PFICs. A foreign corporation is classified as a PFIC if more than 75% of its gross income is passive income or more than 50% of its assets produce passive income or are held for the production of passive income.

Because we expect that most of our assets after the merger and continuation will be cash or cash equivalents and shares of our wholly-owned subsidiary, SCRN Properties Ltd., we may in the future be classified as a PFIC. If we are classified as a PFIC after migration, then the holders of shares of our company who are U.S. taxpayers may be subject to PFIC provisions which may impose U.S. taxes, in addition to those normally applicable, on the sale of their shares of our company or on distribution from our company.

If we complete the merger and continuation, we will no longer be required to file quarterly financial statements that have been reviewed by our independent auditors, as required by the Securities Exchange Act of 1934.

If we change our corporate jurisdiction to the Province of British Columbia, Canada, we will still have to comply with reporting requirements under United States securities laws. However, these requirements could be reduced because we will no longer be incorporated in a state of the United States.

We currently prepare our financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). We file our audited annual financial statements with the Securities and Exchange Commission with our annual reports on Form 10-K and we file our unaudited interim financial statements with the Securities and Exchange Commission with our quarterly reports on Form 10-Q. Upon completion of the merger and continuation, we anticipate that we will meet the definition of a “foreign private issuer” under the Securities Exchange Act of 1934, as amended. As a foreign private issuer, we anticipate that we will be eligible to file our annual reports each year with the Securities and Exchange Commission on Form 20-F. As a foreign private issuer filing annual reports on Form 20F, we would not be required to file quarterly reports on Forms 10-Q. Instead, we would file with the Securities and Exchange Commission on a quarterly basis interim financial statements that have not been reviewed by our auditors, together with management’s discussion and analysis in the form required under Canadian securities legislation. We anticipate that we will continue to prepare our financial statements in accordance with US GAAP subsequent to the change of our corporate jurisdiction.

If we complete the merger and continuation, insiders of our company will no longer be required to file insider reports under Section 16(a) of the Securities Exchange Act of 1934 and they will no longer be subject to the “short swing profit rule” of Section 16(b) of the Securities Exchange Act of 1934.

As a foreign private issuer, our directors, officers and stockholders owning more than 10% of our outstanding common stock will be subject to the insider filing requirements imposed by Canadian securities laws but they will be exempt from the insider requirements imposed by Section 16 of the Securities Exchange Act of 1934. The Canadian securities laws do not impose on insiders any equivalent of the “short swing profit rule” imposed by Section 16 and, after completion of the continuation, our insiders will not be subject to liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of our equity securities within less than six months. As a result, our stockholders may not enjoy the same degree of protection against insider trading as they would under Section 16 of the Securities Exchange Act of 1934.

If we complete the continuation, our company will no longer be required to comply with Regulation FD.

Regulation FD, which was promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 to prevent certain selective disclosure by reporting companies, does not apply to non-United States companies and will not apply to us upon completion of the continuation. As a result, our stockholders may not enjoy the same degree of protection against selective disclosure as they would under Section 16 of the Securities Exchange Act of 1934.

The rights of our stockholders will change as a result of the merger and continuation.

Because of the differences between Delaware law and British Columbia law, our stockholder’s rights will change if the continuation is completed. For a detailed discussion of these differences, see “Material Differences of the Rights of Our Stockholders After the Change of Our Corporate Jurisdiction.” section of our S-4/A filed on EDGAR on March 17, 2011.

The market for shares of our company as a British Columbia corporation may differ from the market for shares of our company as a Delaware corporation.

Although we anticipate that our common shares will continue to be quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board and be listed on the TSX Venture Exchange following the completion of the merger and continuation, the market prices, trading volume and volatility of the shares of our company as a British Columbia corporation could be different from those of the shares of our company as a Delaware corporation. We cannot predict what effect, if any, the continuation will have on the market price prevailing from time to time or the liquidity of our common shares.

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties. Unless and until we can do so, we cannot earn any revenues from operations and if we do not do so we may lose all of the funds that we have spent on exploration. If we do not discover any mineral reserve, our business may fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business may fail. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf ) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability none of our mineral resource properties contains any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we discover on our properties, our business may fail.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all of the hazards and risks inherent in these activities and, if we discover a mineral reserve, our operations could be subject to all of the hazards and risks inherent in the development and production of a mineral reserve, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that may arise from any such occurrence would likely have a material adverse impact on our company.

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

The mineral exploration, development, and production industry is largely unintegrated. We may compete with other exploration companies looking for mineral resource properties. Some of these other companies possess greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations. While we may compete with other exploration companies in the effort to locate and acquire mineral resource properties, we do not believe that we will compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

Risks Associated with Our Company

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. During the year ended January 31, 2011, we incurred a net loss of $5,164,198. From inception through January 31, 2011, we have incurred an aggregate loss of $22,243,128. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine or sell one or more of our resource properties. On March 31, 2011, we had cash and cash equivalents in the amount of approximately $5,300,000. We estimate our average monthly operating expenses will be approximately $190,000, excluding exploration but including general and administrative expenses, and we plan to spend approximately $15 million on the exploration of our mineral properties during this period. We believe that our cash on hand will not be sufficient to fund our currently budgeted operating requirements for the 12 month period ending March 31, 2012. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise even more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The unpredictable economy in the United States and the volatile public equity markets may make it more difficult for us to raise capital as and when we need it, and it is difficult for us to assess the impact this might have on our operations or liquidity and to determine whether the prices we might receive on the sale of minerals, if we discover any in commercially exploitable quantities, would exceed the cost of mineral exploitation and development. If we cannot raise the funds that we require to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

We have a limited operating history on which to base an evaluation of our business and prospects and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending March 31, 2012, we expect to spend approximately $17.5 million on the exploration of our mineral properties and on general and administrative expenses. We therefore expect to continue to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Because all of our officers and directors are located outside of the United States, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against them.

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

ITEM 2. PROPERTIES.

Principal Offices

Our principal offices consist of approximately 2,295 square feet of office space located at Suite 835, 1100 Melville Street, Vancouver, British Columbia V6E 4A6, Canada. Our telephone number at our principal office is (604) 568-2496. Our fax number is (604) 568-1540. We lease these premises pursuant to a lease agreement dated December 2, 2010. This lease is for a term of five years and one month beginning January 1, 2011 (with rent commencing February 1, 2011) and provides for the payment of a total monthly rental of approximately US$6,954 (CDN$6,954) during the first three years and a monthly rental of approximately US$7,289 (CDN $7,289) during the last two years of the term. Rent consists of a base rent amount and certain items of additional rent. In addition, we have subleased a portion of our leased premises for two years beginning January 1, 2011 for $2,500 per month. We believe that our office space and facilities are sufficient to meet our present needs and we do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

In addition to our principal offices in Vancouver, British Columbia, our wholly-owned subsidiary, SCRN Properties Ltd. maintains an office at c/o Orlando Rionda, Radio Santiago del Estero 3051, Salta, Argentina, CP4400 Argentina. Our subsidiary’s telephone number in Argentina is 0054-387-424-8651. Our subsidiary does not have a fax number in Argentina.

Mineral Properties

Our wholly-owned subsidiary company, SCRN Properties Ltd., owns interests in four mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina, and we own three contiguous mineral tenures located in south central British Columbia, Canada, known as the Clapperton Property. The Clapperton Property covers an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada, approximately 25 kilometers northeast of the town of Merritt, British Columbia. These mineral tenures will expire on June 7, 2011 unless we maintain ownership by spending at least $3,301 in annual exploration expenses on these properties or paying an equivalent amount in lieu. We plan to conduct reconnaissance exploration and a property examination in order to assess the mineral potential of these claims on a going forward basis and we do not plan to let them expire on June 7, 2011.

To date, we have concentrated the bulk of our exploration efforts and expenditures on the Pinguino property, which is located in the Santa Cruz province of Argentina. During the next 12 months, we intend to continue to focus our efforts primarily on this property and two of our other properties that are also located in the Santa Cruz province of Argentina – the Contreras property and the Condor property.

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

The following is a brief description of each of our mineral properties:

Pinguino Property

Acquisition

We purchased the Pinguino property pursuant to a mineral property option agreement dated February 24, 2004 between our company and Christopher Dyakowski, who became our President, Secretary, Treasurer and a member of our board of directors immediately after the agreement was signed. The purchase price for the property was approximately $393,390 (CAD$450,000) and was paid in five installments as follows:

  approximately $43,710 (CAD$50,000), paid on July 1, 2004;
  approximately $65,565 (CAD$75,000), paid on September 9, 2005;
  approximately $87,420 (CAD$100,000), paid on July 1, 2006;
  approximately $87,420 (CAD$100,000), paid on June 26, 2007; and
  approximately $109,275 (CAD$125,000) paid on June 5, 2008.

Now that we have finished paying for the Pinguino property, we own it subject to a 2% net smelter returns royalty in favor of Mr. Dyakowski. We have the right to purchase one half of Mr. Dyakowski’s net smelter returns royalty from the Pinguino property for the sum of approximately $1,000,000 (CAD$1,000,000) and all of it for the sum of approximately $2,000,000 (CAD$2,000,000). Title to all of the claims comprising the Pinguino property is registered in the name of our subsidiary, SCRN Properties Ltd.

On December 17, 2010, we purchased the surface rights to a significant portion of our Pinguino mineral property located in the Santa Cruz Province of Argentina for a purchase price of $815,000.

Location

The Pinguino property is located in southern Argentina in the north-central part of the Province of Santa Cruz, centered at longitude 68o 34’ West and latitude 48o 00’ South. The location is shown on the map below:

Description of Mineral Claims

When title to the Pinguino property was originally transferred to our company’s wholly-owned subsidiary SCRN Properties Ltd., the property consisted of one Cateo covering approximately 10,000 hectares. Included within this Cateo was one Manifestacion de Descubrimiento covering approximately 1,500 hectares and 30 Pertinencias covering an aggregate of approximately 180 hectares. Because a Cateo is subject to reduction in area (and expiration) after the passage of time, we have since applied for additional Manifestacions de Descubrimiento in order to preserve our interests at the Pinguino project. The Pinguino property now consists of four “Manifestacions de Descubrimiento” and 30 Pertinencias, extending 36 kilometers east-west and 19 kilometers north-south. These are described as follows:

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Tranquilo 1	405.334/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,486
Tranquilo 2	405.335/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3,182
Cañadon	405.336/SCRN/05	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,827
Pinguino	414.409/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500

Property Name	Expediente No. (File No.)	Registered Holder	Claim Type	Size (Hectares)
Pertinencias 1 – 30(1)	Described by Gauss Kruger Coordinates	SCRN Properties Ltd.	Pertinencia	180

Note

(1)	These Pertinencias are located entirely within the boundaries of, and are overlapped by, the Cormoran Manifestacion de Descubrimento.

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

Prior Work

The only historical exploration at the Pinguino property was done by Minera Mincorp between 1994 and 1996 in essentially the same area called the Cerro Léon Project. We are advised that their work included a reconnaissance geochemical lag samples, 196 square kilometers of geological mapping, excavation and sampling of 155 trenches totalling 1,543 meters along the silicified veins. In addition, 18 HQ diamond drill holes (1,032 m total) drilled along the principal vein on the property (known as the “Marta vein”) and other veins returned values somewhat lower than the surface results and with higher silver values locally. Minera Mincorp ceased work on the project in 1996. The data and core are at the Cerro Vanguardia mine site, which we do not own or have any right to, and have not been made available to our company.

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

In late 2007, we initiated a large drill program on the Pinguino property, targeting existing mineralized zones along strike and to depth as well as new targets with little or no existing testing. The first zone tested was Marta Centro and results released in early April 2008 confirmed the continuation of known base metal mineralization to depths further than previously tested. As part of the overall drill program, we conducted drill testing on Marta Este, Marta Norte, Marta Noroeste and other zones.

During the 2007-2008 exploration program, we completed approximately 20,782.9 meters (68,185 feet) of HQ diamond drilling at Pinguino using two independent drill contractors. A total of 15 base-metal and precious-metal veins were tested in 151 new HQ diamond drill holes. In total, more than 10,000 core samples were collected and sent to Acme Analytical Laboratories for analysis.

The last hole in the 2007-2008 program, hole P269, was located in Marta Centro and was the deepest hole ever drilled at Pinguino. It returned an intersection of 8.85 meters (29 feet) returned 92 g/t silver and 6.55% combined lead-zinc at a depth of approximately 400 meters (1,312 feet) below the top of the mineralized zone. Our management believes this may be the deepest and thickest mineralized intercept yet discovered in the entire Deseado Massif of Santa Cruz province.

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

In December 2009, we commenced the diamond drilling for the 2009-2010 exploration program at Pinguino. The program was designed to drill test new precious metal targets and expand known discoveries. Drilling was focused on Marta Norte, Marta Noroeste, Luna and the Tranquilo structure. A total of 89 shallow drill holes totalling 6,224 meters (20,414 feet) were completed by the end of the program in June 2010. Two new major discoveries included significant mineralized intersections at Luna and Tranquilo which fall within the 11 kilometer long Tranquilo Trend structure.

The Pinguino property has been the focus of pre-drilling advanced exploration and target definition exploration work in the last quarter of 2010. We completed approximately 275 linear km of ground magnetometer surveys with 1200 meters of trenching and channel sampling in key precious metal mineralized areas. In addition, we initiated a deep gradient Induced Polarization geophysical test on the core sulphide-rich vein area of the Pinguino property to evaluate the proposed geological model of sulphide-enriched (and potentially mineralized) intrusives at depth, forming the source for the polymetallic veins exposed on surface.

We signed a drill contract with Major Perforaciones S.A. on January 3, 2011 for drilling on the Pinguino property in 2011 for a minimum of 10,000 meters of reverse circulation drilling in the shallow oxidized portion of the silver-enriched high grade zones discovered previously. Our objective is to expand those centers of significant mineralization along strike and at depth. We have recently signed a second contract with the same drilling contractor to provide a diamond drill rig for a minimum of 2,000 meters of diamond core drilling on the Pinguino property. The objective of the core rig is to test extensions of known mineralization to significant depth as determined by results of the deep Induced Polarization test and for new target testing.

On March 28, 2011 we announced the first drilling results of our 2011 exploration program at Pinguino. Marta Noroeste was the first target tested in the 2011 exploration program. The focus of the current drilling campaign is shallow testing of 2010 reconnaissance discoveries to expand these zones along strike and at depth with the goal of expanding the near surface silver resource at Pinguino. This drilling has returned the highest silver grades ever returned on Marta Noroeste with an intersection of 4 meters of 965 g/t Ag and 3.23 g/t Au.

There can be no assurance that future exploration will reveal any significant amounts of gold or other minerals in quantities sufficient to justify the development of a mine or the conduct of mining operations.

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

The geological and structural settings at the Pinguino project are atypical for the Deseado Massif. It is a dome structure produced by a deep intrusion (>5Km) with shallower mafic apophasis. This magmatic activity (La Leona/ Cerro León Formations) is lower Jurassic and is intruding Triassic to lower Jurassic volcanogenic continental sediments of El Tranquilo Group and Roca Blanca Formation.

Pinguino veins are hosted in these older rocks and related to a strike-slip zone, which has a major northwest-trending fault (El Tranquilo), and several associated faults and lineaments. This regional fault zone can be seen to extend southeast to Cerro Vanguardia gold-silver quartz veins field.

A total of 14 additional line kilometers (8.7 additional line miles) of veins were discovered in 12 new structures. Mapped veins at the property now cover a combined strike length of 74 kilometers (45 miles). Mineralization has been tested and found at depth to more than 410 meters below surface and in drilling in 15 of 47 mapped veins. Two types of veins can be recognized.

Quartz-rich veins are represented by four NW-striking orientations. There are silver-gold rich hydrothermal breccias; with several silver-rich ore shoots along the structure. The sulphide-rich veins are represented by both northwest and two east-northeast vein orientations. The majority of these veins are located in a 6 square kilometer area that is just above an east-northeast dioritic shallow intrusion. This type of vein has silver, zinc, gold, indium, copper, lead, with minor tin, tungsten and bismuth anomalous contents.

The two systems (quartz-rich and sulphide-rich) are interpreted to be different in time and genesis. The sulphide-rich type is earlier, higher temperature and related to the shallow intrusions. The quartz-rich system is lower temperature and related to the middle to late Jurassic major epithermal activity.

The Pinguino project appears to be the first polymetallic epithermal deposit found in the Deseado Massif.

The following table shows the results for all of the drill holes that we have published to date on the Pinguino property:

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
AREA: Kae
P117	25.00	43.00	18.00	3	0.02	8.0	0.28	1.02
P117	33.00	43.00	10.00	6	0.02	10.8	0.35	1.47
P117	36.00	42.00	6.00	6	0.02	12.7	0.43	1.81
AREA: Kasia
P110	32.80	34.15	1.35	1	0.08	52.4	2.63	3.17
P110	40.05	63.95	23.90	3	0.04	13.8	0.67	1.39
P110	41.05	44.10	3.05	3	0.06	11.6	0.58	2.40
P110	57.42	60.40	2.98	12	0.11	23.6	1.05	2.40
P111	41.90	64.78	22.88	21	0.10	9.1	0.51	1.72
P111	50.55	62.75	12.20	33	0.16	14.4	0.80	2.65
P111	60.36	62.75	2.39	145	0.66	29.3	0.81	6.25
P112	37.10	38.60	1.50	25	0.01	11.2	0.74	2.06
P112	37.10	47.70	10.60	11	0.02	11.7	0.37	1.25
P112	43.50	46.70	3.20	16	0.03	19.9	0.57	1.77
P242	41.00	45.75	4.75	16	0.02	30.0	0.43	2.31
P243	34.60	54.50	19.90	36	0.03	23.3	0.52	4.19
P244	47.50	57.30	9.80	4	0.85	8.7	0.36	1.55
P244	61.00	65.90	4.90	13	0.06	16.9	0.45	1.84
P245	36.26	48.00	11.74	17	0.08	9.3	0.48	1.39
AREA: Marta Centro
P001	33.80	37.65	3.85	na*	3.92	91.6	na*	na*
P005	11.85	14.50	2.65	na*	1.22	128.0	na*	na*
P006	27.30	28.87	1.57	na*	0.49	208.0	na*	na*
P007	43.65	46.95	3.30	na*	0.53	93.2	na*	na*
P010	26.35	36.00	9.65	na*	0.41	91.5	na*	na*
P011	43.90	52.04	8.14	na*	2.44	158.7	na*	na*
P012	58.27	60.34	2.07	na*	2.84	84.9	na*	na*
P012	72.09	73.50	1.41	na*	0.87	193.0	na*	na*
P013	14.60	17.74	3.14	na*	1.22	126.5	na*	na*
P014	28.09	30.70	2.61	na*	2.50	106.8	na*	na*
P014	35.10	37.80	2.70	na*	4.87	98.8	na*	na*
P015	53.90	56.18	2.28	na*	1.51	67.5	na*	na*

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P016	73.19	76.00	2.81	na*	3.83	272.3	na*	na*
P017	16.54	18.60	2.06	na*	0.44	98.2	na*	na*
P021	76.75	77.15	0.40	na*	12.43	24.0	na*	na*
P023	43.78	44.23	0.45	na*	3.89	131.9	na*	na*
P023	51.08	53.15	2.07	na*	0.79	164.9	na*	na*
P024	32.00	33.90	1.90	na*	8.19	916.7	na*	na*
P025	14.00	17.38	3.38	na*	1.14	525.9	na*	na*
P026	23.00	25.40	2.40	na*	2.26	620.3	na*	na*
P026	29.15	32.00	2.85	na*	0.70	201.3	na*	na*
P027	49.20	52.00	2.80	na*	1.09	411.8	na*	na*
P028	14.15	17.00	2.85	na*	0.41	324.8	na*	na*
P029	33.50	35.07	1.57	na*	0.14	393.7	na*	na*
P029	37.14	39.05	1.91	na*	0.36	523.4	na*	na*
P053	45.70	56.50	10.80	177	0.85	138.7	3.02	8.09
P054	56.00	64.00	8.00	70	0.90	50.8	1.06	5.00
P054	56.00	64.00	8.00	70	0.90	50.8	1.06	5.00
P071	21.70	25.50	3.80	7	0.88	157.0	0.70	0.02
P072	13.20	25.90	12.70	2	0.60	18.0	0.54	0.03
P073	34.90	37.50	2.60	27	5.52	704.0	1.28	0.06
P074	44.65	50.50	5.85	207	1.05	201.0	4.34	8.18
P075	46.90	56.14	9.24	59	0.29	45.0	1.83	5.64
P076	48.00	51.30	3.30	158	0.81	113.0	2.52	9.98
P077	33.75	50.25	16.50	30	0.23	29.0	0.39	2.34
P078	29.50	49.00	19.50	30	0.17	25.0	0.48	2.70
P079	57.57	59.66	2.09	14	0.77	239.0	0.78	0.63
P080	64.20	72.80	8.60	64	0.56	53.0	0.81	4.36
P081	55.07	70.00	14.93	105	0.41	78.0	2.03	6.91
P082	59.10	71.40	12.30	188	0.58	101.0	1.95	9.37
P082	99.20	117.92	18.72	15	0.12	29.0	0.98	1.34
P083	60.60	70.80	10.20	91	0.33	78.0	1.70	6.92
P084	84.70	96.00	11.30	33	0.45	38.0	0.54	3.51
P085	76.87	91.10	14.23	45	0.29	52.0	1.41	4.14
P086	82.40	97.10	14.70	117	0.42	73.0	1.72	7.22

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P087	68.00	182.80	114.80	9	0.08	18.0	0.45	1.34
P087	86.50	98.00	11.50	54	0.38	130.0	3.08	6.17
P088	53.37	67.15	13.78	26	0.24	36.0	0.52	2.92
P089	74.75	87.67	12.92	17	0.17	24.0	0.48	2.52
P090	62.30	76.70	14.40	25	2.06	32.0	0.36	1.96
P091	52.85	69.46	16.61	10	0.06	5.0	0.09	1.03
P092	44.53	55.03	10.50	2	0.01	3.0	0.11	0.62
P093	53.67	60.80	7.13	9	0.17	43.0	1.10	3.56
P122	63.00	66.20	3.20	15	0.70	91.0	1.90	5.00
P123	60.00	68.50	8.50	12	0.30	61.0	0.70	0.90
P126	61.60	67.90	6.30	3	1.70	38.0	1.00	2.60
P130	103.00	108.80	5.80	69	0.40	45.0	1.00	3.40
P131	94.50	114.80	20.30	23	0.20	31.0	0.70	3.10
P132	95.90	108.90	13.00	52	0.30	33.0	0.80	4.60
P133	100.30	169.70	69.40	30	0.20	22.0	0.50	2.40
P134	96.20	114.00	17.80	36	0.20	58.0	1.60	3.20
P135	97.50	109.40	11.90	4	0.10	18.0	0.40	1.50
P136	125.80	135.70	9.90	97	0.40	22.0	0.40	4.00
P138	106.20	127.10	20.90	32	0.20	34.0	0.90	3.10
P139	124.10	129.00	4.90	74	0.50	103.0	2.40	6.10
P140	116.48	123.00	6.52	44.7	0.41	103.4	3.43	7.07
P141	115.60	124.70	9.10	4	0.20	73.0	0.80	2.00
P163	208.80	222.32	13.52	46	0.35	50.6	1.61	7.91
P164	198.00	210.70	12.70	60	0.44	141.0	3.34	6.05
P165	182.10	198.85	16.75	18	0.18	50.9	0.58	2.45
P166	203.60	208.10	4.50	15.9	0.50	107.6	1.39	6.13
P167	195.30	206.35	11.05	51	0.28	44.3	1.06	5.13
P168	213.00	221.00	8.00	11	0.22	30.7	0.62	2.44
P169	200.90	212.56	11.66	20	0.28	32.0	0.66	3.58
P170	245.87	256.23	10.36	24	0.30	29.5	0.46	2.28
P172	251.40	262.25	10.85	46	0.34	26.8	0.89	7.26
P173	246.80	256.78	9.98	54	0.46	90.8	2.22	6.74
P264	72.80	83.80	11.00	18	0.11	33.8	0.66	2.44

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P264	91.40	94.85	3.45	7	0.53	46.3	0.54	3.39
P265	86.52	96.50	9.98	1	0.21	44.7	0.73	1.49
P266	104.85	108.85	4.00	1	0.06	11.3	0.62	1.27
P268	227.40	232.80	5.40	11	0.70	59.0	1.13	3.06
P269	364.60	373.45	8.85	2	0.35	92.3	2.08	4.47
AREA: Marta Este
PR14-11	0.00	32.00	32.00	na*	0.07	41.7	na*	na*
	5.00	6.00	1.00	na*	1.02	659.0	na*	na*
PR16-11	23.00	24.00	1.00	na*	0.02	8.6	na*	na*
PR18-11	23.00	42.00	19.0	na*	0.17	39.3	na*	na*
	26.00	27.00	1.00	na*	2.18	692.0	na*	na*
PR20-11	24.00	32.00	8.00	na*	0.32	105.9	na*	na*
	26.00	29.00	3.00	na*	0.36	214.3	na*	na*
PR21-11	118.00	125.00	7.00	na*	0.28	51.0	na*	na*
	124.00	125.00	1.00	na*	1.40	274.0	na*	na*
PR23-11	19.00	28.00	9.00	na*	1.97	473.0	na*	na*
	23.00	27.00	4.00	na*	3.23	965.0	na*	na*
PR28-11	18.00	20.00	2.00	na*	0.33	67.5	na*	na*
	41.00	44.00	3.00	na*	0.28	46.4	na*	na*
PR-54-11	14.00	28.00	14.00	na*	1.6	114.2	na*	na*
	23.00	28.00	5.00	na*	2.68	202.8	na*	na*
PR55-11	18.00	31.00	13.00	na	1.08	144.7	na*	na*
	23.00	28.00	5.00	na*	2.36	309.4	na*	na*
PR58-11	24.00	27.00	3.00	na*	1.35	128.3	na*	na*
PR59.11	17.00	27.00	10.00	na*	1.47	149.5	na*	na*
	17.00	19.00	2.00	na*	2.29	201.0	na*	na*
PR-61-11	9.00	29.00	20.00	na*	0.22	34.9	na*	na*
PR62-11	8.00	32.00	24.00	na*	0.68	277.4	na*	na*
	17.00	29.00	12.00	na*	1.12	512.5	na*	na*
PR63-11	23.00	25.00	2.00	na*	0.29	41.5	na*	na*
PR65-11	8.00	9.00	1.00	na*	0.02	14.9	na*	na*
P055	50.30	55.80	5.50	na*	0.43	80.6	0.08	0.04
P056	61.50	71.60	10.10	na*	1.17	375.1	0.16	0.08

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P057	36.60	39.50	2.90	na*	0.31	149.2	0.17	0.04
P057	52.20	54.00	1.80	na*	0.87	133.4	1.31	0.03
P058	31.1	43.7	12.6	na*	0.78	108.9	0.25	0.05
P058	47.50	50.10	2.60	na*	0.63	230.9	1.22	0.09
P059	22.10	24.40	2.30	na*	0.37	158.2	0.14	0.03
P059	48.00	62.00	14.00	na*	1.74	235.4	1.52	0.38
P140	115.50	126.20	10.70	34	0.30	68.0	2.25	5.05
P140	169.20	178.20	9.00	25	0.10	12.0	0.40	2.37
P140	190.60	194.50	3.90	3	0.10	13.0	0.56	1.05
P143	73.20	83.70	10.50	0	1.10	23.0	0.60	0.90
P144	87.50	90.46	3.00	3	0.20	35.0	2.50	1.60
P145	65.60	84.70	19.10	1	0.80	384.0	1.50	1.60
P146	63.85	79.00	15.20	1	0.40	185.0	1.10	0.80
P147	62.30	69.00	6.70	3	1.50	112.0	2.50	1.30
P147	74.40	76.90	2.50	0.3	5.32	29.0	0.75	0.76
P148	65.05	73.50	8.50	4	0.70	48.0	0.20	0.10
P151	59.60	69.50	9.90	0	0.90	29.0	0.10	0.10
P152	61.40	70.55	9.20	1	1.10	48.0	0.07	0.03
P153	65.10	81.30	16.20	7	2.30	371.0	0.20	0.10
P154	59.10	77.80	18.70	2	1.90	422.0	0.10	0.10
P155	63.90	76.80	12.90	1	0.50	168.0	0.65	0.08
P160	91.00	94.00	3.00	10	1.00	213.0	0.31	0.28
P160	100.60	105.00	4.40	6	0.90	92.0	0.42	0.31
P160	56.81	58.05	1.24	0.1	1.24	191.1	0.12	0.07
P161	85.90	98.60	12.70	1	0.50	160.0	2.09	0.56
P161	38.13	40.44	2.31	0	2.57	172.8	0.06	0.03
P205	160.25	161.75	1.50	0.9	3.06	10.4	0.79	0.8
P206	109.35	111.40	2.05	0.3	0.33	269.2	1.37	1.75
P206	116.00	121.75	5.75	1.4	0.52	75.0	1.09	1.94
P206	118.10	119.4	1.30	5.1	0.96	192.5	2.19	5.28
P206	118.10	120.96	2.86	2.6	0.78	113.2	1.14	3.05
P208	104.32	112.95	8.63	4	0.55	164.7	1.14	5.09
P209	145.50	150.00	4.50	8	0.35	168.4	0.60	4.98

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P209	145.50	150.00	4.50	7.7	0.35	168.4	3.92	4.98
P209	145.50	150.00	4.50	7.7	0.35	168.4	0.6	4.98
P210	106.00	112.95	6.95	1	0.27	26.4	0.94	1.85
P211	142.60	145.78	3.18	2	0.14	14.7	0.33	2.59
P211	164.70	170.30	5.60	0	0.09	14.4	0.68	0.91
P211	175.00	177.50	2.50	2	0.31	47.2	1.78	2.40
P212	65.64	66.67	1.03	0	1.42	302.0	0.13	0.09
P214	119.12	121.47	2.35	8	0.87	250.2	0.35	0.39
P215	157.74	160.7	2.96	6.2	1.11	27.3	0.42	0.68
P215	157.74	162.63	4.89	8	0.91	21.1	0.40	0.61
P217	157.00	163.74	6.74	19	1.65	245.0	1.73	3.82
P217	157.00	161.96	4.96	22.2	2.17	314.0	2.13	4.76
P221	164.20	172.10	7.90	20	0.33	74.2	1.46	3.08
P225	127.24	130.71	3.47	13	0.25	58.4	1.20	2.57
P227	152.62	162.08	9.46	24	0.29	127.2	2.00	4.36
P227	42.00	50.00	8.00	0	1.24	1.4	0.03	0.02
P227	172.08	174.08	2.00	2.3	0.14	43.1	1.27	1.46
P227	231.68	233.66	1.98	0.1	0.94	1.6	0.04	0.19
P227	240.60	242.55	1.95	1	2.25	35.3	0.67	1.84
P229	16.70	19.45	2.75	22	1.12	255.7	0.26	0.16
P232	221.30	230.95	9.65	2	0.15	34.3	1.76	3.27
P233	215.25	220.50	5.25	1	0.48	32.9	0.96	2.09
P234	204.50	211.25	6.75	9	0.32	37.8	1.17	3.96
AREA: Marta Noroeste
P060	42.60	44.60	2.00	na*	1.42	2.6	0.01	0.01
P061	24.60	25.60	1.00	na*	0.06	107.4	0.15	0.03
P062	47.50	52.30	4.80	na*	0.18	74.1	0.04	0.01
P062	63.00	69.30	6.30	na*	2.11	60.3	0.06	0.01
P196	79.18	79.60	0.42	na*	251.2 6	>100	0.51	0.16
P197	99.15	100.50	1.35	0	6.99	773.5	0.15	0.11
P290-10	32.60	35.40	2.80	0.0	0.68	138.3	0.08	0.01
AREA: Marta Norte

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P031	43.60	46.50	2.90	na*	0.56	509.3	na*	na*
P032	28.30	37.10	8.80	na*	0.90	1094.9	na*	na*
P063	52.00	54.00	2.00	na*	0.28	466.9	0.07	0.01
P064	41.00	48.00	7.00	na*	0.26	241.2	0.71	0.01
P065	57.40	59.40	2.00	na*	0.04	67.0	0.05	0.19
P066	31.00	35.00	4.00	na*	0.10	118.0	0.06	0.05
P067	14.90	16.20	1.30	na*	0.26	173.6	0.12	0.09
P068	20.90	22.20	1.30	na*	0.18	224.0	0.04	0.03
P068	48.60	50.50	1.90	na*	0.21	277.0	0.79	0.58
P069	42.70	45.30	2.60	na*	0.18	191.0	0.21	0.05
P070	30.00	36.20	6.20	na*	0.15	100.0	0.14	0.02
P174	71.10	75.10	4.00	0	0.21	403.7	0.99	0.47
P176	67.90	71.50	3.60	0	0.75	245.5	2.07	0.26
P177	87.05	90.48	3.43	0	0.31	180.7	8.27	0.25
P178	77.35	80.20	2.85	0	0.20	274.3	0.14	0.17
P183	85.00	93.10	8.10	0	0.38	178.1	0.70	0.70
P183	114.70	115.75	1.05	1	0.09	151.2	1.01	5.79
P270-10	28.20	31.20	3.00	0.0	0.04	147.0	0.02	0.02
P271-10	14.40	20.50	6.10	0.0	0.25	383.9	0.14	0.02
P272-10	12.70	20.70	8.00	0.0	0.28	273.2	013	0.01
P273-10	3.10	25.10	22.00	0.0	0.42	205.2	0.07	0.01
P274-10	15.90	17.10	1.20	0.0	0.01	28.8	0.04	0.05
P275-10	0.45	25.20	24.75	0.0	0.06	114.7	0.06	0.01
P276-10	5.20	21.62	16.42	0.0	0.10	99.7	0.13	0.02
P277-10	21.70	22.70	1.00	0.0	0.20	373.0	0.42	0.01
P278-10	7.60	19.30	11.70	0.0	0.44	394.5	0.05	0.01
P279-10	26.20	31.65	5.45	0.0	0.10	177.7	0.06	0.02
P280-10	0.50	1.30	0.80	0.0	0.01	84.8	0.03	0.02
P281-10	7.52	11.55	4.03	0.0	0.52	297.4	0.03	0.02
P282-10	16.27	19.85	3.58	0.1	0.03	127.6	0.06	0.02
P283-10	31.00	33.00	2.00	0.0	0.00	50.1	0.00	0.01
P291-10	60.80	61.00	0.20	0.1	0.09	99.0	1.21	1.99
P292-10	121.58	122.07	0.49	0.0	0.02	78.0	2.64	2.98

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P293-10	73.30	73.55	0.25	0.0	0.09	2.9	0.03	0.05
P320-10	23.90	24.70	0.80	0.0	0.00	14.4	0.01	0.00
AREA: Marta Sur
P040	37.20	41.71	4.51	na*	0.50	168.2	na*	na*
P040	40.20	41.71	1.51	na*	1.16	375.0	na*	na*
P041	47.25	58.95	11.70	na*	0.55	134.6	na*	na*
P041	57.50	58.95	1.45	na*	1.15	175.0	na*	na*
P044	47.00	51.65	4.65	na*	2.62	37.6	na*	na*
P044	56.64	62.50	5.86	na*	4.79	23.6	na*	na*
P044	57.25	59.90	2.65	na*	8.69	37.2	na*	na*
P051	42.00	43.20	1.20	na*	1.68	16.0	0.01	0.04
P051	50.90	51.90	1.00	na*	1.55	33.4	0.01	0.03
P052	66.80	82.40	15.60	na*	0.23	21.0	0.01	0.08
PR66-11	27.00	29.00	2.00	na*	0.56	13.6	na*	na*
PR68-11	24.00	41.00	17.00	na*	0.15	64.6	na*	na*
	27.00	30.00	3.00	na*	0.36	118.0	na*	na*
PR69-11	18.00	36.00	18.00	na*	0.03	26.5	na*	na*
	20.00	21.00	1.00	na*	0.15	83.0	na*	na*
PR71-11	18.00	38.00	20.00	na*	0.04	26.9	na*	na*
	28.00	29.00	1.00	na*	0.17	167.0	na*	na*
PR73-11	13.00	46.00	33.00	na*	0.17	41.5	na*	na*
	27.00	37.00	10.00	na*	0.12	85.0	na*	na*
	45.00	46.00	1.00	na*	3.89	42.8	na*	na*
PR74-11	32.00	36.00	4.00	na*	0.27	12.9	na*	na*
PR76-11	23.00	24.00	1.00	na*	0.55	5.3	na*	na*
PR78-11	21.00	22.00	1.00	na*	0.30	0.4	na*	na*
PR79-11	21.00	34.00	13.00		0.11	44.5	na*	na*
	21.00	22.00	1.00		0.66	327.0	na*	na*
PR81-11	20.00	27.00	7.00		0.13	37.2	na*	na*
	21.00	22.00	1.00		0.50	123.00	na*	na*
AREA: Savary
P115	28.30	28.80	0.50	1	1.08	45.0	1.59	0.47
P116	37.70	39.70	2.00	33	0.72	35.3	0.84	2.48

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P256	39.42	42.85	3.43	30.1	0.88	39.5	0.67	2.4
P257	17.65	19.65	2.00	2.6	1.97	11.2	0.10	0.05
P257	25.65	29.55	3.90	16.4	0.87	20.1	6.02	0.04
P262	41.00	45.00	4.00	17.8	1.42	5.2	0.10	0.03
P262	65.00	68.78	3.78	1.2	2.21	3.0	0.10	0.04
AREA: Sonia
								12.3
P113	31.45	33.30	1.85	121	0.73	273.6	5.33	5
P113	31.45	56.00	24.55	21	0.17	30.2	0.58	1.56
P118	18.47	19.03	0.56	13	0.03	14.6	0.95	0.07
P118	31.10	34.40	3.30	1	0.87	45.3	0.48	0.08
AREA: Yvonne
P046	54.50	56.07	1.57	37	2.29	50.9	0.09	1.76
P046	66.44	67.60	1.16	31	0.89	15.0	0.09	1.54
P047	40.20	41.70	1.50	152	2.55	22.3	0.49	5.65
P047	65.40	66.95	1.55	14	2.06	8.3	0.04	0.50
P047	69.00	71.50	2.50	31	1.40	47.1	0.10	1.17
P048	19.30	24.24	4.94	20	6.68	49.9	0.16	0.14
P048	22.30	23.30	1.00	73	30.64	100.0	0.57	0.31
P049	82.25	84.50	2.25	48	3.54	40.6	0.12	0.64
P050	37.00	38.40	1.40	80	5.20	101.9	0.24	1.73
P050	50.30	72.48	22.18	na*	na*	na*	0.06	0.55
P095	35.37	36.37	1.00	107	8.00	95.0	0.34	0.51
P096	28.50	35.15	6.65	15	2.38	54.0	0.11	0.03
P097	27.25	30.37	3.12	17	1.44	31.0	0.38	0.04
P097	39.33	39.83	0.50	81	2.30	96.0	0.34	2.87
P098	17.75	18.46	0.71	48	2.37	35.0	0.05	0.41
P101	56.18	60.18	4.00	69	3.06	41.0	0.12	1.49
P102	52.56	57.40	4.84	71	1.98	61.0	0.21	2.16
P106	76.07	77.43	1.36	82	3.64	75.9	0.12	0.98
P107	71.90	97.10	25.20	12	0.48	7.0	0.05	0.69
P108	44.98	84.17	39.19	11	0.53	9.0	0.06	0.56
P109	65.05	67.05	2.00	28	1.81	16.7	0.02	0.39

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P109	71.05	74.86	3.81	22	1.22	18.3	0.06	0.93
AREA: Yvonne Norte
P103	36.10	38.15	2.05	14	0.10	12.8	0.12	1.36
P103	49.00	63.45	14.45	13	0.13	5.8	0.13	1.08
P103	51.48	52.60	1.12	118	0.39	29.8	0.33	4.78
P104	20.70	31.60	10.90	15	0.14	11.8	0.07	0.02
P105	50.35	51.85	1.50	33	4.48	72.6	0.36	0.42
P105	50.35	61.30	10.95	10	1.06	16.9	0.10	0.17
P105	55.90	56.46	0.56	34	5.49	68.4	0.10	0.11
AREA: Yvonne Sur
P094	25.60	29.10	3.50	56	0.71	268.6	2.22	0.04
P099	43.40	45.40	2.00	37	0.16	11.0	0.20	1.39
P100	33.50	36.00	2.50	11	1.13	13.0	0.03	0.06
P100	42.00	46.00	4.00	34	0.89	48.2	0.07	0.32
P100	71.30	79.30	8.00	51	0.51	13.5	0.35	2.46
P200	38.63	52.90	14.27	34	0.26	41.5	1.43	4.07
P200	70.38	81.28	10.90	33	0.25	130.2	6.49	7.89
P251	47.40	58.40	11.00	5	0.08	11.4	0.51	1.32
P252	43.70	63.90	20.20	4	0.08	18.2	0.87	2.19
P252	81.70	93.95	12.25	2	0.04	8.5	0.42	1.27
AREA: YvonneSur-Marcella
P200	69.84	82.33	12.49	31	0.25	119.7	6.05	7.39
P200	89.05	97.00	7.95	5	0.04	10.5	0.47	1.41
P200	101.50	109.98	8.48	14	0.06	35.1	1.40	3.25
P249	46.00	49.40	3.40	11	0.03	21.5	0.90	0.98
AREA: MNN
P284-10	24.32	24.93	0.61	0.0	0.19	20.4	0.04	0.04
P321-10	34.50	35.80	1.30	0.3	0.61	96.8	0.39	0.14
AREA: Isla
P285-10	21.00	42.78	21.78	0.1	0.21	17.8	0.00	0.02
P286-10	29.00	31.00	2.00	0.1	0.01	0.6	0.00	0.01
P287-10	22.00	24.00	2.00	0.0	0.01	0.5	0.00	0.01

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P288-10	50.10	62.05	11.95	0.1	0.25	21.1	0.01	0.02
P289-10	16.93	17.42	0.49	0.0	0.80	1.4	0.00	0.00
P322-10	20.50	22.50	2.00	0.0	0.51	6.1	0.00	0.01
P330-10	41.00	41.20	0.20	0.0	0.16	3.0	0.01	0.02
P331-10	35.60	45.50	9.90	0.0	2.57	34.5	0.19	0.17
P332-10	52.60	53.57	0.97	0.0	0.32	13.9	0.00	0.02
P333-10	26.50	28.50	2.00	0.1	0.27	44.5	0.00	0.01
AREA: Tranquilo
P294-10	25.15	28.15	3.00	0.0	0.00	31.0	0.15	0.29
P295-10	43.10	44.15	1.05	0.0	0.01	31.4	0.00	0.01
P296-10	23.06	24.00	0.94	0.0	0.00	60.7	0.14	0.18
P297-10	32.20	32.90	0.70	0.0	0.04	13.5	0.03	0.11
P298-10	36.30	41.60	5.30	0.0	0.22	11.6	0.05	0.01
P299-10	44.40	45.65	1.25	0.0	0.28	4.9	0.26	0.06
P300-10	46.50	47.40	0.90	0.0	0.02	6.6	0.01	0.00
P312-10	53.60	63.10	9.50	0.0	0.89	6.7	0.00	0.01
P313-10	34.40	35.10	0.70	0.4	0.06	127.0	1.50	0.41
P314-10	2.50	19.70	17.20	0.0	0.09	48.6	0.08	0.02
P315-10	62.40	63.40	1.00	0.0	0.20	1.5	0.03	0.12
P316-10	38.45	38.80	0.35	0.0	0.62	11.1	0.01	0.01
P317-10	22.20	30.20	8.00	0.0	0.00	64.4	0.00	0.01
P323-10	25.80	29.50	3.70	0.0	0.03	124.1	0.47	0.27
P324-10	30.20	33.90	3.70	0.0	0.00	78.7	0.03	0.05
P325-10	9.60	10.20	0.60	0.1	0.00	89.6	0.11	0.01
P326-10	32.40	34.40	2.00	0.0	0.00	6.8	0.01	0.03
P327-10	33.00	46.30	13.30	0.0	0.01	31.7	0.02	0.13
P328-10	29.80	44.30	14.50	0.1	0.02	116.9	1.30	0.81
P329-10	14.20	16.30	2.10	0.1	0.00	3.7	0.01	0.08
P331-10	35.60	45.50	9.90	0.0	2.57	34.5	0.19	0.17
P348-10	22.70	45.90	23.20	0.1	0.04	50.7	0.05	0.03
P349-10	9.00	20.20	11.20	0.1	0.14	1315.8	0.45	0.09

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P350-10	38.15	49.25	11.10	0.0	0.03	80.5	0.08	0.19
P351-10	65.21	67.10	1.89	0.0	0.00	21.0	0.14	0.56
P352-10	63.05	65.25	2.20	0.0	0.00	35.2	0.06	0.44
P353-10	31.55	48.16	16.61	0.0	0.07	117.2	1.57	0.67
P354-10	105.75	112.60	6.85	0.0	0.00	33.8	0.23	0.94
P355-10	100.45	102.25	1.80	0.0	0.02	30.5	0.16	0.37
P356-10	149.00	149.70	0.70	0.0	0.02	14.3	0.44	1.42
P357-10	39.70	48.55	8.85	0.0	0.03	27.1	0.26	0.25
P358-10	45.20	54.30	9.10	0.0	0.09	168.1	1.25	0.23
AREA: Luna
P301-10	23.50	25.00	1.50	0.1	0.13	97.3	0.03	0.02
P302-10	42.80	44.80	2.00	0.0	0.15	2.8	0.07	0.02
P303-10	27.30	30.00	2.70	0.0	0.10	202.3	0.15	0.04
P304-10	24.30	26.80	2.50	0.1	0.52	89.0	0.50	0.10
P306-10	28.40	30.60	2.20	0.0	0.15	46.3	0.09	0.02
P307-10	27.00	29.80	2.80	0.0	0.28	91.8	0.54	0.01
P308-10	23.90	30.30	6.40	0.0	1.91	486.6	1.05	0.10
P309-10	34.10	52.60	18.50	0.0	0.06	26.5	0.06	0.04
P310-10	8.30	10.10	1.80	0.0	0.30	49.9	0.28	0.02
P311-10	8.80	10.10	1.30	0.0	2.43	212.3	0.48	0.07
P334-10	42.20	52.60	10.40	0.0	0.16	64.6	0.58	0.11
P335-10	46.80	50.45	3.65	0.1	0.29	49.4	0.26	0.06
P337-10	21.90	25.50	3.60	0.1	0.28	67.5	0.67	0.07
P336-10	29.90	32.20	2.30	0.0	0.09	36.0	0.16	0.02
P338-10	26.10	33.35	7.25	0.0	0.06	31.5	0.10	0.02
P339-10	37.50	49.90	12.40	0.1	0.17	108.9	0.34	0.12
P340-10	46.50	47.30	0.80	0.2	0.07	53.9	0.54	0.05
P341-10	105.60	110.90	5.30	0.0	0.05	23.4	0.02	0.03
P342-10	46.50	47.50	1.00	0.0	0.26	57.4	0.06	0.04
P343-10	75.10	77.10	2.00	0.0	0.13	66.4	0.14	0.07
P344-10	69.60	72.10	2.50	0.2	0.25	94.6	0.20	0.06

Drill Hole	From (m)	To (m)	Length (m)*	Indiu m (g/t)	Gold (g/t)	Silver (g/t)	Lead (%)	Zinc (%)
P345-10	71.80	74.10	2.30	0.0	0.21	84.3	0.37	0.07
P346-10	127.20	137.10	9.90	0.0	0.04	61.8	0.07	0.19
P347-10	170.10	173.00	2.90	0.2	0.03	29.9	0.48	0.45

AREA: Fantasma
P305-10	28.30	30.15	1.85	0.0	0.23	85.5	0.09	0.04
P318-10	33.80	35.60	1.80	0.0	0.44	63.4	0.07	0.05
P319-10	44.50	46.50	2.00	0.0	0.05	15.1	0.01	0.01

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

Accessibility

National Route 3 is the major paved provincial highway in southeastern Argentina. It parallels the Atlantic coast and connects the major regional centers Comodoro Rivadavia and Rio Gallegos. Both centers are served by daily flights from Buenos Aires. The nearest city to the property, Puerto San Julian, is located on the Atlantic coast 160 kilometers southeast of the property. It is 250 kilometers south of Comodoro Rivadavia and 400 kilometers north of Rio Gallegos along National Route 3.

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

Budget

We intend to spend approximately $10 million on our Pinguino property over the 12 month period ending March 31, 2012. During this period, we plan to test the majority of our 75 line-km Pinguino vein system at strike and at depth, to complete metallurgical testing and update our preliminary economic assessment of a portion of the Pinguino property.

There are no known reserves on the Pinguino property and any proposed program by us is exploratory in nature. We have not conducted a significant amount of drilling in targeted areas on the Pinguino property, testing our proposed geological model of mineral deposition. We have not conducted any economic assessment or development or mining work on the Pinguino property. We plan to review these mineral claims after each work program and, if warranted, undertake further exploration activities. We are presently in the exploration stage and we can give no assurance that we will discover a commercially viable mineral deposit (a reserve) on the Pinguino property.

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

Our El Condor property is described as follows:

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Bajo Condor	410.783/SCRN/06	SCRN Properties Ltd.	Manifestacion de Descubrimiento	2000

Alto Condor	400.720/SCRN/07	SCRN Properties Ltd.	Manifestacion de Descubrimiento	3015

Condor Manifestacion de Descubrimiento(1)	414.085/Palacios/00	SCRN Properties Ltd.	Manifestacion de Descubrimiento	1,500

Condor Pertinencia 1(2)	N/A	SCRN Properties Ltd.	Pertinencias	6

Property Name	Expediente No.	Registered Holder	Claim Type	Size
	(File No.)			(Hectares)
Condor Pertinencia 2(2)	N/A	SCRN Properties Ltd.	Pertinencias	6

Condor Pertinencia 3(2)	N/A	SCRN Properties Ltd.	Pertinencias	6

Notes

(1)	Contained within the area of the Condor manifestacion de descubrimiento and the El Condor cateo.

(2)	Contained within the area of the El Condor cateo.

We acquired the El Condor property pursuant to a mineral property acquisition agreement dated February 20, 2004 between our company and San Telmo Energy Ltd. As consideration for the Condor property we paid to San Telmo Energy Ltd. the sum of approximately $7,528 (CDN$10,000). The Condor property is subject to a 2% net smelter returns royalty in favor of San Telmo Energy Ltd. We have the right to repurchase one half of this royalty for approximately $1,000,000 (CAD$1,000,000) and all of this royalty for approximately $2,000,000 (CAD$2,000,000). At the time of this acquisition in February, 2004, San Telmo Energy Ltd. was an affiliate of Christopher Dyakowski, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

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

Samples collected in 2004 from a reconnaissance traverse to Cerro Contreras returned the following results:

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

Access

To access our Santa Cruz and El Condor properties from Rio Gallegos, the capitol of Santa Cruz province, one would head north by road for approximately six hours to the community of Tres Cerro. From there, a moderate amount of off-road travel is required to access the properties. Relatively gentle terrain allows easy off-road travel. The map reproduced below shows the location of our Santa Cruz and El Condor properties.

In May, 2004 we conducted reconnaissance prospecting and limited soil sampling and geophysics on the El Condor property. Historical results showed indications of visible gold within a small area and the exploration program was directed to expand the area of potential mineralization through geochemical and geophysical means. The anomalous geochemistry was spotty and did not show a coherent pattern. Geophysics showed an extension of the resistive material to depth. We have not conducted any further work on El Condor.

On the Santa Cruz property, we have focused on reconnaissance prospecting, which we have conducted simultaneously with the drill program on our Pinguino property. Truck-based prospecting covered a number of areas on the property and we collected rock samples from a number of prospective sites. A number of these samples have returned anomalous gold values but further work is warranted. No significant field work has been conducted on most of these Manifestacions de Descubrimiento.

Cerro Contreras is a property located in the Deseado Massif silver-gold epithermal region, in the center of Santa Cruz province, Argentina. The geology of the area is characterized by an intermediate to acid Jurassic lava complex, with some pyroclastic components, overlaid by Cretaceous, Tertiary and modern sediments. The volcanic rocks were separated into three lithological units: intermediate to basic (IB), intermediate to acid (IA) and acid (A). There are some evidences of a volcanic center in the area, with a magmatic evolution from basic (basaltic andesite) to acid (rhyolite) compositions. This fossil volcano is located in the intersection of regional NW and ENE structures. Mineralization in the area is represented by several occurrences of low sulphidation epithermal veins, breccias and veinlets, associated with the volcanic rocks. Two main areas were recognized: NW Dome and Main Vein, both associated with the more acidic rock faces. Expedite recognizance of these areas shows anomalous precious metals values in both and some base metals in the NW Dome Area. Nevertheless, the areas are different; the NW Dome has potential for fracture disseminated sulphide-rich mineralization, and the Main Vein Area has potential for deeper high grade precious metals ore-shoots.

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

Our Work on the Santa Cruz Properties to Date

The Cerro Contreras project is an advancing low sulphidation epithermal gold project in the northern part of the Deseado Massif where previous sampling by us has identified a number of key areas with anomalous gold mineralization for follow-up. New work conducted on the property has included detailed mapping in two areas; Main Vein (2.5 km by 2 km) and NW Dome (1.2 km by 0.5 km). A comprehensive program of soil sampling (544), lag sampling (636) and rock channel sampling (126) was carried out for geochemical analysis. In addition, approximately 60 km of gradient IP geophysics was completed on the Main Vein target and detailed ground magnetometer surveys totaling 500 linear km were completed on both targets. Analytical data is being compiled and interpreted together with geophysics.

Follow-up exploration on the Condor property focused on investigation of a new geological model based on evidence derived from previous work. The model is low grade large tonnage gold mineralization composed of chalcedony and sulphide-rich hydrothermal breccias within rhyolitic domes. Therefore, we conducted detailed mapping of approximately 16 km2 and collected 35 rock chip samples from the area. In addition, we collected approximately 1600 soil and lag samples for geochemical analysis. Preliminary results of the mapping and sampling were successful with the discovery of several breccias, several of them with anomalies over 0.1 g/t gold, two over 0.5 g/t gold and one with 14 g/t gold. Work is continuing at the present time and additional results will be released as they are received.

Budget

We intend to spend approximately $5 million on our Santa Cruz properties (excluding Pinguino but including Cerro Contreras and El Condor) over the 12 month period ending March 31, 2012. During this period, we plan to have extensive geological and geophysical work completed and drill test targets by drilling approximately 40,000 meters.

There are no known reserves on our Santa Cruz properties and any program proposed by us for these properties is exploratory in nature. We have not conducted any significant amount of exploration activities on our Santa Cruz properties, nor have we conducted any economic assessment or development or mining work on these properties. We plan to review these mineral claims after the completion of each work program and, if warranted, undertake further exploration activities. We are presently in the exploration stage and we can give no assurance that we will discover a commercially viable mineral deposit (a reserve) on any of the Santa Cruz properties.

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

Current Exploration Plans for other Santa Cruz Properties and Rio Negro Properties:

The primary focus of our exploration activities in Argentina has been our Pinguino property, though we have recently expanded our focus to include our Cerro Contreras and Condor properties. All three of these properties are located in Santa Cruz province. These and our other Santa Cruz properties are located within a physiographic region known as the Deseado Massif, which was the locus of Jurassic extensional tectonic activity. The resulting graben and half graben structures, northwest trending regional structural grain and rhyolitic pyroclastic and flow volcanism produced a favorable environment for brittle vein formation. The Deseado Massif is the host region for the large majority of precious metal vein occurrences, deposits and operating mines in the province of Santa Cruz.

The geology underlying the Santa Cruz properties is prospective for exploration because of the rock type and the structural history of the region.

Within the province of Rio Negro, a similar physiographic region, the Somuncura Massif, is the host for a large number of mineral occurrences but there is only a short history of exploration in this area and there are currently no operating metal mines in the region. Each of the properties is still in the very early stage of exploration with little comprehensive work completed to date. Therefore, more preliminary assessment (prospecting and geological mapping) is required before more definitive work is conducted.

As with the Santa Cruz properties, the geology underlying the Rio Negro properties is prospective for exploration because of the rock type and the structural history of the region.

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

Budget

We intend to spend approximately $100,000 over the 12 month period ending March 31, 2012 to define regional structures and property definition of our Rio Negro properties .

There are no known reserves on our Rio Negro property and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our Rio Negro property. We plan to review these mineral claims after market conditions improve and, if warranted, undertake exploration activities. We are presently in the exploration stage and we can give no assurance that we will discover a commercially viable mineral deposit (a reserve) on our Rio Negro property.

British Columbia Properties

On June 7, 2010, we acquired a group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada, approximately 25 kilometers northeast of the town of Merritt, British Columbia. These mineral tenures will expire on June 7, 2011 unless we maintain ownership by spending at least $3,301 in annual exploration expenses on these properties or paying an equivalent amount in lieu. We plan to conduct reconnaisance exploration and property examination work to assess the mineral potential of the claims going forward and we do not intend to let these claims expire on June 7, 2011.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the OTC Bulletin Board under the name “Argentex Mining Corporation” and the symbol “AGXM”.

On March 17, 2004 our shares were listed for trading on the Frankfurt Stock Exchange under the Symbol “DEB”.

On March 26, 2008 our shares were listed for trading on the TSX Venture Exchange under the Symbol “ATX”.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended January 31, 2010 and 2011. The bid information was obtained from the Over-the-Counter Bulletin Board and the TSX Venture Exchange and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	OTC Bulletin Board (US Dollars)		TSX Venture Exchange (Canadian Dollars)
Quarter Ended	High	Low	High	Low
January 31, 2009	$0.36	$0.07	$0.45	$0.02
April 30, 2009	$0.44	$0.42	$0.54	$0.54
July 31, 2009	$0.80	$0.74	$0.80	$0.80
October 31, 2009	$0.74	$0.72	$0.80	$0.80
January 31, 2010	$0.81	$0.75	$0.89	$0.80
April 30, 2010	$0.82	$0.62	$0.84	$0.64
July 31, 2010	$0.82	$0.52	$0.84	$0.53
October 31, 2010	$0.82	$0.43	$0.84	$0.46
January 31, 2011	$1.00	$0.71	$1.00	$0.71

Our common shares are issued in registered form. Our transfer agent is Computershare Trust Company, 3rd Floor –510 Burrard Street, Vancouver, British Columbia Canada V6C 3B8 (Telephone: 604.661.9400; Facsimile: 604.661.9401) . We have no other exchangeable securities.

Holders of our Common Stock

As of April 29, 2011, there were 83 holders of record of our common stock. As of such date 59,162,006 of our common shares were issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Equity Securities

Since the beginning of our fiscal year ended January 31, 2011, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans other than the stock option plans described below.

Stock Option Plans

On February 16, 2005 our board of directors approved our 2005 Incentive Stock Plan, or 2005 Incentive Plan. Under the 2005 Incentive Plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,500,000 shares of our common stock. As at January 31, 2011, there were 10,000 shares of our common stock still available for future grants under the plan.

On November 10, 2007, our board of directors adopted our 2007 Stock Option Plan. Our 2007 Stock Option Plan permits our company to issue up to 5,662,310 shares of our common stock to directors, officers, employees and consultants of our company, subject to certain limitations (including limitations on the number of options that can be granted to insiders, consultants and others). Options granted under our 2007 Stock Option Plan are granted pursuant to Stock Option Agreements that contain the terms and conditions of exercise, including vesting provisions, limitations on transfer and other terms commonly found in stock option agreements. The form of our 2007 Stock Option Plan has been approved by the TSX Venture Exchange and our stockholders and a copy was filed on EDGAR as an exhibit to a Form 8-K on November 15, 2007.

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of approximately $12,500 (CDN $12,500); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. This agreement was approved by our shareholders at our annual meeting held on October 22, 2009 and, on September 2, 2009, we granted to Mr. Hicks the 100,000 options at an exercise price of $0.675.

On January 7, 2011, we entered into a consulting agreement with JBD Consulting Ltd. and Jeff Finkelstein, our Treasurer and Chief Financial Officer, pursuant to which JBD Consulting Ltd. agreed to cause Jeff Finkelstein to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Financial Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay JBD Consulting Ltd. a monthly cash fee of approximately $12,500 ($CDN 12,500); (ii) grant Mr. Finkelstein options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant. On January 7, 2011, we granted to Mr. Finkelstein the 150,000 stock options at an exercise price of $0.80.

On March 11, 2011, we entered into a consulting agreement with Peter A. Ball and Ariston Capital, a company owned and controlled by Mr. Ball, whereby Mr. Ball and Ariston Capital have agreed to provide consulting services as are consistent with those ordinarily provided by an Executive Vice President of Corporate Development (including the forging of new relationships with institutional investors, raising of capital to fund the continued development of our exploration and development programs, an expanded marketing and public relations program and assisting with corporate governance and regulatory matters) to our company in consideration for, among other things: (i) a monthly cash fee of approximately $12,500 ($CDN 12,500); due at the end of the month; and (ii) the grant of stock options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant. On March 11, 2011, we granted to Mr. Ball the 150,000 stock options at an exercise price of $1.04.

On November 13, 2007, we issued 100,000 stock options pursuant to our 2007 Stock Option Plan to a member of our advisory board. These options were issued with an exercise price of $1.13 per share and a term of five (5) years.

On October 28, 2008, we issued stock options pursuant to our 2007 Stock Option Plan to one of our consultants to purchase 150,000 shares of our common stock. These options were granted with an exercise price of $0.35 per share and a term of five (5) years.

On February 10, 2009, we granted stock options pursuant to our 2007 Stock Option Plan to three of our directors, two employees and one investor relations consultant to purchase an aggregate of 1,385,000 shares of our common stock at an exercise price of $0.37 per share, for a five (5) year term expiring February 10, 2014. The options were to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee.

On July 14, 2009, we granted stock options pursuant to our 2007 Stock Option Plan to one of our officers to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.60 per share, for a three (3) year term expiring July 14, 2012. The options were to vest in four installments over 18 months on January 14, 2010, April 14, 2010, July 14, 2010 and January 14, 2011.

On September 2, 2009, we granted stock options pursuant to our 2007 Stock Option Plan to one of our directors to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.675 per share, for a three (3) year term expiring September 2, 2012. The options were to vest in four installments over 18 months on March 2, 2010, June 2, 2010, September 2, 2010 and March 2, 2011.

On January 19, 2010, we granted stock options pursuant to our 2007 Stock Option Plan to two of our directors, one of our officers and one consultant to purchase an aggregate of 550,000 shares of our common stock at an exercise price of $0.855 per share for a five (5) year term expiring January 19, 2015. The options were to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment is to vest on October 19, 2010 and the fourth installment is to vest on January 19, 2011.

On May 11, 2010, we granted stock options pursuant to our 2007 Stock Option Plan to one of our directors to purchase an aggregate of 400,000 shares of our common stock at an exercise price of approximately $0.64 (CDN$0.64) per share, for a five (5) year term expiring September 10, 2015. The options are to vest in four installments over 18 months on November 10, 2010, February 10, 2011, May10, 2011 and November 10, 2011.

On January 7, 2011, we granted stock pursuant to our 2007 Stock Option Plan options to one of our consultants to purchase an aggregate of 150,000 shares of our common stock at an exercise price of approximately $0.80 per share, for a three (3) year term expiring January 7, 2014. The options are to vest in four installments over 12 months on April 1, 2011, July 1, 2011, November 1, 2011 and February 1, 2012.

On March 11, 2011, we granted stock options pursuant to our 2007 Stock Option Plan to one of our consultants to purchase an aggregate of 150,000 shares of our common stock at an exercise price of approximately $1.04 per share, for a three (3) year term expiring March 11, 2014. The options are to vest in four installments over 12 months on June 1, 2011, September 1, 2011, December 1, 2011 and March 1, 2012.

As of March 31, 2011, there were 1,677,310 shares of our common stock still available for future grant under our 2007 Stock Option Plan.

The following table summarizes certain information regarding our equity compensation plans as at January 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
2005 Stock Option Plan (an equity compensation plan not approved by security holders)	210,000	$1.04	10,000
2007 Stock Option Plan (an equity compensation plan approved by security holders)	2,680,000	$0.58	1,677,310
Total	2,890,000	$0.62	1,687,310

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2011.

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

Plan of Operations

We are a junior exploration stage company that has not yet generated or realized any revenues from business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the Province of British Columbia, Canada. All of the surface rights and the mineral exploration licenses with respect to the Argentine claims are registered in the name of our Delaware subsidiary, SCRN Properties Ltd., while all of the mineral tenures with respect to our British Columbia claims are registered in the name of our company. One of the properties located in the Santa Cruz province of Argentina consists of surface rights and a group of claims that we refer to as the Pinguino property and we have concentrated the majority of our exploration efforts on this property. During the next year we intend to continue to focus our exploration efforts primarily on the Pinguino property, where we have had exploration success in discovering polymetallic and silver-gold mineralization in the past, though we also plan to increase our pre-drilling exploration efforts on our Cerro Contreras and Condor properties and conduct reconnaissance level exploration on other select properties. We believe that additional targeted exploration expenditures in the form of geophysics, soil geochemistry, trenching and drilling on the Pinguino property continues to be warranted to test the limits of known mineralization as well as new target testing.

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

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending March 31, 2012:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Mineral exploration expenses and holding costs	$14,800,000
General and administrative expenses
2,300,000
Purchase of equipment	500,000

Accrued accounts payable	1,000,000
Total	$18,600,000
Cash and short-term investments on hand, March 31, 2011	$5,300,000
Estimated excess of cash requirements over cash resources	$13,300,000

Our cash on hand as at the date of this annual report on Form 10-K is not sufficient to fund our budgeted operating requirements for the next 12 months as shown above and we anticipate that we will need an additional $13.3 million to fund our plan of operations during this period. In addition, our budget could increase or decrease during this period as a result of matters that we cannot anticipate at this time. Regardless of whether our budget remains the same or increases during the year, we do not currently have enough money to fund our planned activities during the next 12 months and we will have to raise additional funds or scale back on our planned mineral exploration. We have historically raised capital to fund our activities through the sale of equity and debt securities and we plan to raise any money that we need to fund our plan of operations through sales of our equity securities. However, we do not currently have any arrangements in place for any financing and there can be no assurance that we would be able to sell any of our equity securities in order to fund our operating requirements.

Subsequent to January 31, 2011, we received $990,607 from the exercise of warrants. At the date of this annual report on Form 10-K, there are approximately 17,041,417 warrants exercisable at prices below our current market price, of which approximately 7.5 million are exercisable today based on our current share structure. If all of these warrants were exercised, we would receive proceeds of approximately $5.8 million. There can be no assurance that any of these warrants will be exercised.

Results of Operations

Our operating results for the years ended January 31, 2011 and 2010 and the changes in our operating expenses and interest income (expense) between the years are summarized below:

			Increase
			(decrease)
			between the
	Year ended	Year ended	years ended
	January 31,	January 31,	January 31,
	2011	2010	2011 and 2010

Mineral exploration activities	$2,993,700	$885,639	$2,108,061
Stock-based compensation	556,875	566,923	(10,048)
General and administrative	1,613,623	1,191,762	425,646

Expenses	5,167,983	2,644,324	$2,523,659
Interest income (expense)	3,695	(13,972)	17,667

Net loss	5,164,198	2,658,296	2,505,992

Revenue

We have earned only interest on our cash and cash equivalents. We have not earned any revenue from operations since our inception and we do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurance that we will discover a reserve on our properties or, if we do discover a reserve, that we will be able to enter into commercial production.

Expenses

Mineral Exploration Activities

Our mineral exploration expenses increased by $2,108,061 or 238% from $885,639 during the twelve-month period ended January 31, 2010 to $885,639 during the twelve-month period ended January 31, 2011. The increase in our mineral exploration expenses during the twelve-month period ended January 31, 2011 was primarily due to our decision to ramp-up our exploration activities at our Pinguino property after a temporary suspension of those activities during the twelve-month period ended January 31, 2010 due to the global economic downturn. We plan to increase our mineral exploration expenses for the twelve-month period ending January 31, 2012 to approximately $15 million, subject to our ability to raise additional capital.

Stock-Based Compensation

Our stock-based compensation expense decreased by $10,048 or 2% from $556,923 in the twelve-month period ended January 31, 2010 to $556,875 for the twelve-month period ended January 31, 2011. Our stock-based compensation expense is calculated using the Black-Scholes valuation model and is allocated based on the service provided by the recipient of stock options to appropriate expense categories in our statement of operations as disclosed in note 8 to our financial statements. During the twelve-month period ended January 31, 2011, our entire stock-based compensation expense was allocated to consulting fees whereas during the twelve-month period ended January 31, 2010, $512,411 was allocated to consulting fees and $54,512 was allocated to investor relations.

General and Administrative

Our general and administrative expenses increased by $425,646 or 36% from $1,191,762 during the twelve-month period ended January 31, 2010 to $1,617,408 during the twelve-month period ended January 31, 2011. This increase was primarily the result of:

an increase of $320,007 in consulting fees from $843,531during the twelve-month period ended January 31, 2010 to $1,163,538 during the twelve-month period ended January 31, 2011. The increase was mainly due to the following:

a bonus of $199,560 ($CDN $200,000) awarded to Mr. Hicks’ consulting Company. In addition, effective on August 1, 2009, we increased the amount of the monthly fee we pay to Mr. Hicks’ consulting company in exchange for his services.

An increase of $44,464 in stock-based compensation expense allocated to consulting fees as discussed above under Stock-Based Compensation;

an increase in professional fees of $137,916 from $437,983 during the twelve-month period ended January 31, 2010 to $575,899 during the twelve-month period ended January 31, 2011. This increase resulted primarily from professional fees incurred in preparing and filing our S-4 registration statement with respect to our proposed redomicile of our company from the State of Delaware to the Province of British Columbia and from legal fees incurred in the purchase of the land surface rights at Pinguino;

an increase in office and sundry expenses of $66,120 from $94,452 in the twelve-month period ended January 31, 2010 to $162,572 in the twelve-month period ended January 31, 2011, due primarily to an increase in our exploration activities in Argentina;

an increase in travel expense of $68,976 from $42,718 in the twelve-month period ended January 31, 2010 to $111,704 in the twelve-month period ended January 31, 2011. This increase was due primarily to our decision to curtail travel during the twelve-month period ended January 31, 2010 as a result of the global economic downturn; and

an increase in transfer agent fees of $34,127 from $77,501 in the twelve-month period ended January 31, 2010 to $111,628 in the twelve-month period ended January 31, 2011. This increase was primarily due to our October 26, 2010 private placement of with International Finance Corporation, in which we raised approximately $7,120,069 ($CDN7,347,200).

These increases were partially offset by a foreign exchange gain of $158,810 during the twelve-month period ended January 31, 2011 as compared to a foreign exchange loss of $14,791 for the twelve-month period ended January 31, 2010 and a decrease in investor relation expenses by $43,755 from $208,629 in the twelve-month period ended January 31, 2010 to $164,874 in the twelve-month period ended January 31, 2011. Investor relation expenses decreased primarily due to the allocation of $54,512 of stock-based compensation expense allocated in the twelvemonth period ended January 31, 2010, as compared to nil stock-based compensation expense in the twelve-month period ended January 31, 2011 as discussed above under Stock-Based Compensation. We anticipate that our administrative expenses for the twelve-month period ending January 31, 2012 should increase slightly over our administrative expenses for the twelve-month period ended January 31, 2011.

Liquidity and Capital Resources

Working Capital

Our working capital increased by $2,438,365 to $5,316,067 at January 31, 2011 from $2,877,702 at January 31, 2010. The increase was primarily due to the $7,891,822 in cash raised from our financing activities during the year.

The following table summarizes our sources and uses of cash during the years ended January 31, 2011 and 2010:

	Year Ended	Year Ended
	January 31, 2011	January 31, 2010

Cash flows used in operating activities	$(4,279,258)	$(1,840,377)
Cash flows used in investing activities	(893,201)	(25,349)

	Year Ended	Year Ended
	January 31, 2011	January 31, 2010
Cash flows provided by financing activities	7,891,822	4,997,165
Effect of foreign currency exchange	30,213	(30,213)
Net increase (decrease) in cash during period	$2,749,576	$3,101,226

Net cash used in operating activities

Net cash used in operating activities during the twelve-month period ended January 31, 2011 was $4,279,258, compared to $1,840,377 for the twelve-month period ended January 31, 2010. The increase was primarily due to an increase in expenses during the year.

Net cash used in investment activities

During the twelve-month period ended January 31, 2011, we paid $815,100 to acquire the surface rights to the major portion of our Pinguino property, known as El Piche, and we spent $78,201 on the acquisition of equipment compared to $25,349 spent on the acquisition of equipment during the twelve-month period ended January 31, 2010.

Net cash provided by financing activities

During the twelve-month period ended January 31, 2011, we received net cash of $7,120,069 on the sale of 10,804,706 units in a private placement, $504,439 on the exercise of an aggregate of 1,403,128 warrants and $163,934 on the exercise of an aggregate of 458,334 stock options.

During the twelve-month period ended January 31, 2010, we received net cash of $4,949,165 on the sale of an aggregate of 9,056,201 units sold in private placements, $120,000 on the exercise of an aggregate of 500,000 warrants and $78,000 on the exercise of an aggregate of 275,000 stock options, and we used $150,000 to repay a promissory note.

Product Research and Development

We do not anticipate spending any significant sums on product research and development over the twelve month period ending March 31, 2012.

Purchase of Significant Equipment

We intend to purchase approximately $500,000 in equipment over the twelve month period ending March 31, 2012.

Going Concern

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues from mineral sales since inception, have never paid any dividends and we are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support of our shareholders, our ability to obtain equity financing and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows depends on our ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon our current plans, we expect to incur operating losses in future periods. We plan to obtain sufficient working capital through additional equity or debt financing, though there can be no assurance that we will be able to do so. At January 31, 2011, we had accumulated losses of $22,243,128 since inception (December 21, 2001).

These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate significant revenues in the future or be successful with any financing ventures. These consolidated financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Income Taxes

Income tax expense has not been recognized for the years ended January 31, 2011 and 2010 and no taxes were payable at January 31, 2011 or 2010, because we have incurred losses since inception. The actual income tax benefit differs from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to our loss before income taxes. The components of these differences are as disclosed in note 12 in our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies at March 31, 2011.

We have the following long-term contractual obligations and commitments:

Operating leases

On June 1, 2008, we entered into a three year lease agreement payable at $2,350 per month until May 31, 2011.

On December 8, 2010, we entered into a five year lease agreement, commencing January 1, 2011 at approximately US$6,954 (CDN$6,954) per month for the first three years of the lease, and approximately US$7,289 (CDN$7,289) per month for the last two years of the term. The lease also includes four months of free base rent.

Consulting contracts

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of approximately $12,500 (CDN $12,500); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. This agreement was approved by our shareholders at our annual meeting held on October 22, 2009.

On January 7, 2011, we entered into a consulting agreement with JBD Consulting Ltd. and Jeff Finkelstein, our Treasurer and Chief Financial Officer, pursuant to which JBD Consulting Ltd. agreed to cause Jeff Finkelstein to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Financial Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay JBD Consulting Ltd. a monthly cash fee of approximately $12,500 ($CDN 12,500); (ii) grant Mr. Finkelstein options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant.

On March 11, 2011, we entered into a consulting agreement with Peter A. Ball and Ariston Capital, a company owned and controlled by Mr. Ball, whereby Mr. Ball and Ariston Capital have agreed to provide consulting services as are consistent with those ordinarily provided by an Executive Vice President of Corporate Development (including the forging of new relationships with institutional investors, raising of capital to fund the continued development of our exploration and development programs, an expanded marketing and public relations program and assisting with corporate governance and regulatory matters) to our company in consideration for, among other things: (i) a monthly cash fee of approximately $12,500 ($CDN 12,500); due at the end of the month; and (ii) the grant of stock options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities, borrowing funds secured with promissory notes and issuing convertible debentures.

Critical Accounting Policies and Judgments

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and expenses during the periods reported. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests and the valuation of stock-based compensation. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Other areas requiring estimates include depreciation of equipment. Actual results could differ from those estimates.

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. An impairment loss is recognized when the carrying amount exceeds its estimated recoverable value.

Mineral Claim Payments and Exploration Expenditures

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs and mineral exploration rights are initially capitalized when incurred. Mineral property exploration costs are expensed as incurred. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the established life of the reserve.

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

As of the date of these financial statements, the Company has yet to establish proven or probable reserves on any of its mineral properties.

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

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In the unlikely event that an uncertain tax position exists in which our company could incur income taxes, we would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if we determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of January 31, 2011, our management does not believe it has any uncertain tax positions that would result in our having a liability to the taxing authorities. However, as a result of our planned change of corporate jurisdiction from the State of Delaware (Argentex Delaware) to the Province of British Columbia, Canada (Argentex BC), our management believes that we may encounter certain uncertain tax positions as follows:

United States Federal Income Tax Consequences

The change in our corporate jurisdiction from the State of Delaware to the Province of British Columbia, Canada is, for United States federal income tax purposes, treated as the transfer of the assets of Argentex Delaware to Argentex BC. We must recognize a gain on the assets held by our company at the time of the change in our corporate jurisdiction to the extent that the fair market value of any of our assets exceeds our respective basis. The calculation of any potential gain is made separately for each asset held by us. No loss will be allowed for any asset that has a taxable basis in excess of its fair market value.

Canadian Federal Income Tax Consequences

As a result of the merger, Argentex Delaware as the non-surviving corporation will be considered to have disposed of its assets to Argentex Nevada for proceeds equal to their fair market value. Argentex Delaware will be subject to Canadian federal income tax liabilities with respect to any gains realized as a result of the deemed disposition of all of its assets that constitute “taxable Canadian property” for the purposes of the Canadian federal income tax. As a result of the continuation, Argentex BC will be deemed to have disposed of, and immediately thereafter reacquired, all of its assets at their then fair market value. Gains arising on the deemed disposition of taxable Canadian property of Argentex BC, if any, will be subject to tax in Canada. However, if the adjusted cost base of the assets of Argentex BC is equal to the fair market value of the assets, due to the assets having been acquired by Argentex Nevada in the course of the merger shortly prior to the continuation in a disposition deemed to have taken place at fair market value, then no gain should be realized by Argentex BC.

As at January 31, 2011, we had net operating loss carry forwards; however, due to the uncertainty of realization, we have provided a full valuation allowance for the potential deferred tax assets resulting from these losses carried forwards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At January 31, 2011 and 2010 and
for the Years Ended January 31, 2011 and 2010

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Argentex Mining Corporation
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Argentex Mining Corporation (an exploration stage company) (the “Company”) as at January 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the cumulative period from December 21, 2001 (date of inception) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception, December 21, 2001 to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated significant losses from operations and has an accumulated deficit of $22,243,128 which raises doubt about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
"Morgan & Company"
April 26, 2010
Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2011 AND 2010
(Stated in U.S. Dollars)

	2011	2010

ASSETS

Current
Cash and cash equivalents	$5,959,362	$3,209,786
Sales tax recoverable	33,102	-
Prepaid expenses and deposits	41,823	109,856

Total current assets	6,034,287	3,319,642

Equipment (Note 4)	113,881	52,534

Mineral property interest (Note 5)	815,000	-

Total assets	$6,963,168	$3,372,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$470,914	$405,622
Due to related parties (Note 7)	247,306	36,318

Total liabilities	718,220	441,940

Stockholders' equity
Preferred stock, $0.001 par value, authorized 100,000,000, nil shares issued and outstanding at January 31, 2011 and 2010	-	-
Preferred stock, Series A convertible, $0.001 par value, authorized 2,000, nil shares issued and outstanding at January 31, 2011 and 2010	-	-
Common stock, $0.001 par value, authorized 100,000,000, 56,587,922 and 43,921,754 issued and outstanding at January 31, 2011 and 2010, respectively	56,588	43,922
Shares subscribed	104,380	-
Additional paid-in capital	28,327,108	19,995,457
Deficit accumulated during the exploration stage	(22,243,128)	(17,078,930)
Accumulated other comprehensive loss	-	(30,213)

Total stockholders' equity	6,244,948	2,930,236

Total liabilities and stockholders' equity	$6,963,168	$3,372,176

Going concern (Note 3)
Commitments (Note 11)
Subsequent events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	For the Years Ended		From December 21,
	January 31,		2001(Inception)
	2011	2010	to January 31, 2011

Expenses

Consulting	$1,163,538	$843,531	$4.985,071
Depreciation	16,854	9,660	38,380
Foreign exchange (gain) loss	(158,810)	14,791	152,257
Investor relations	164,874	208,629	2,008,113
Mineral property interests	2,993,700	885,639	10,498,603
Office and sundry	162,572	96,452	678,693
Professional	575,899	437,983	2,052,633
Rent	25,934	27,410	139,565
Transfer agent and filing	111,628	77,501	322,163
Travel	111,704	42,728	426,347
Write-down of mineral claims	-	-	408.496

	(5,167,893)	(2,644,324)	(21,710,321)

Interest (expense) income	3,695	(13,972)	(532,807)

Net loss	$(5,164,198)	$(2,658,296)	$(22,243,128)

Net loss per share - basic and diluted	$(0.11)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	47,632,874	36,735,688

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD FROM INCEPTION, DECEMBER 31, 2001 TO JANUARY 31, 2011
(Stated in U.S. Dollars)

	Preferred Stock
	Series A Convertible		Common Stock
								Accumulated
					Additional			Other	Total
	Number of	Par	Number of		Paid-in	Shares	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Par Value	Capital	Subscribed	Deficit	Income (Loss)	(Deficit)

Balance at December 21, 2001 (inception)	-	$-	-	$-	$-		$-	$-	$-
Common stock issued for cash	-	-	9,620,000	9,620	87,780	-	-	-	97,400
Net loss for the year	-	-	-	-	-	-	(11,327)	-	(11,327)
Balance at January 31, 2002	-	-	9,620,000	9,620	87,780	-	(11,327)	-	86,073
Net loss for the year	-	-	-	-	-	-	(58,694)	-	(58,694)
Balance at January 31, 2003	-	-	9,620,000	9,620	87,780	-	(70,021)	-	27,379
Net loss for the year	-	-	-	-	-	-	(31,390)	-	(31,390)
Balance at January 31, 2004	-	-	9,620,000	9,620	87,780	-	(101,411)	-	(4,011)
Stock returned to treasury	-	-	(4,600,000)	(4,600)	4,600	-	-	-	-
Preferred stock issued for cash	2,000	2	-	-	1,997,498	-	-	-	1,997,500
Stock issued to acquire wholly-owned subsidiary	-	-	833,333	833	32,500	-	-	-	33,333
Stock issued to acquire a mineral property	-	-	833,333	834	32,500	-	-	-	33,334
Stock dividend	-	-	13,373,332	13,373	(13,373)	-	-	-	-
Stock issued for consulting fees	-	-	200,000	200	2,460	-	-	-	2,660
Net loss for the year	-	-	-	-	-	-	(2,293,257)	-	(2,293,257)
Balance at January 31, 2005	2,000	2	20,259,998	20,260	2,143,965	-	(2,394,668)	-	(230,441)
Conversion of preferred stock	(2,000)	(2)	2,222,223	2,222	(2,220)	-	-	-	-
Stock returned to treasury	-	-	(4,749,998)	(4,750)	(58,417)	-	-	-	(63,167)
Common stock issued for cash	-	-	666,667	667	199,333	-	-	-	200,000
Stock-based compensation	-	-	-	-	164,521	-	-	-	164,521
Non-cash interest	-	-	-	-	333,333	-	-	-	333,333
Net loss for the year	-	-	-	-	-	-	(1,478,308)	-	(1,478,308)
Balance at January 31, 2006	-	-	18,398,890	18,399	2,780,515	-	(3,872,976)	-	(1,074,062)
Conversion of promissory note	-	-	833,333	833	249,167	-	-	-	250,000
Common stock issued for cash	-	-	1,534,500	1,535	1,532,965	-	-	-	1,534,500
Cost of issuing stock	-	-	-	-	(78,750)	-	-	-	(78,750)
Common stock issued for services	-	-	30,000	30	49,470	-	-	-	49,500
Exercise of stock options	-	-	200,000	200	49,800	-	-	-	50,000
Stock-based compensation	-	-	-	-	477,592	-	-	-	477,592
Net loss for the year	-	-	-	-	-	-	(2,331,509)	-	(2,331,509)

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE CUMULATIVE PEROD FROM INCEPTION, DECEMBER 31, 2001 TO JANUARY 31, 2011
(Stated in U.S. Dollars)

								(Continued)
	Preferred Stock
	Series A Convertible		Common Stock
								Accumulated
					Additional			Other	Total
	Number of	Par	Number of		Paid-in	Shares	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Par Value	Capital	Subscribed	Deficit	Income (Loss)	(Deficit)

Balance at January 31, 2007	-	-	20,996,723	20,997	5,060,759	-	(6,204,485)	-	(1,122,729)
Conversion of promissory note	-	-	3,720,776	3,720	1,386,348	-	-	-	1,390,068
Common stock issued for cash	-	-	1,930,720	1,931	2,224,933	-	-	-	2,226,864
Common stock issued for finders fee	-	-	180,000	180	-	-	-	-	180
Cost of issuing stock	-	-	-	-	(12,708)	-	-	-	(12,708)
Common stock issued for services	-	-	150,000	150	202,350	-	-	-	202,500
Exercise of warrants	-	-	666,667	667	266,000	-	-	-	266,667
Exercise of stock options	-	-	666,667	666	214,001	-	-	-	214,667
Stock-based compensation	-	-	-	-	928,176	-	-	-	928,176
Net loss for the year	-	-	-	-	-	-	(3,688,314)	-	(3,688,314)
Balance at January 31, 2008	-	-	28,311,553	28,311	10,269,859	-	(9,892,799)	-	405,371
Common stock issued for cash	-	-	4,279,000	4,280	4,050,720	-	-	-	4,055,000
Cost of issuing stock	-	-	-	-	(330,893)	-	-	-	(330,893)
Debt discount	-	-	-	-	49,985	-	-	-	49,985
Stock-based compensation	-	-	-	-	147,133	-	-	-	147,133
Net loss for the year	-	-	-	-	-	-	(4,527,835)	-	(4,527,835)
Balance at January 31, 2009	-	-	32,590,553	32,591	14,186,804	-	(14,420,634)	-	(201,239)
Conversion of convertible debenture	-	-	1,500,000	1,500	148,500	-	-	-	150,000
Equity component of convertible debenture						-
converted	-	-	-	-	(44,102)		-	-	(44,102)
Common stock issued for cash	-	-	9,056,201	9,056	5,180,691	-	-	-	5,189,747
Cost of issuing stock	-	-	-	-	(240,584)	-	-	-	(240,584)
Exercise of warrants	-	-	500,000	500	119,500	-	-	-	120,000
Exercise of stock options	-	-	275,000	275	77,725	-	-	-	78,000
Stock-based compensation	-	-	-	-	566,923	-	-	-	566,923
Net loss for the year	-	-	-	-	-	-	(2,658,296)	-	(2,658,296)
Unrealized foreign currency exchange loss	-	-	-	-	-	-	-	(30,213)	(30,213)
Balance at January 31, 2010	-	-	43,921,754	43,922	19,995,457	-	(17,078,930)	(30,213)	2,930,236
Common stock issued for cash			10,804,706	10,805	7,109,264	-	-	-	7,120,069
Exercise of stock options			458,334	458	163,476	-	-	-	163,934
Exercise of warrants			1,403,128	1,403	502,036	-	-	-	503,439
Shares subscribed			-	-	-	104,380	-	-	104,380
Stock-based compensation			-	-	556,875	-	-	-	556,875
Net loss for the year			-	-	-	-	(5,164,198)	-	(5,164,198)
Unrealized foreign currency exchange gain			-	-	-	-	-	30,213	30,213

Balance at January 31, 2011			56,587,922	$56,588	$28,327,108	$104,380	$(22,243,128)	$-	$6,244,948

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	For the Years Ended			From December 21,
	January 31,			2001(Inception) to
	2011	2010		January 31, 2011

Cash flows from operating activities
Net loss	$(5,164,198)	$(2,658,296)		$(22,243,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,854	9,660		38,380
Stock-based compensation	556,875	566,923		3,043,720
Debt discount	-	5,214		5,881
Shares issued to acquire mineral properties	-	-		3,500
Shares issued in payment of bonus	-	-		52,160
Non-cash interest	-	-		333,333
Write-down of mineral claims	-	-		408,496
Changes in operating assets and liabilities
Sales tax recoverable	(33,102)	-		(33,102)
Prepaid expenses and deposits	68,033	(90,170)		(41,823)
Accounts payable and accrued liabilities	65,292	289,974		610,802
Due to related parties	210,988	36,318		247,306

Net cash used in operating activities	(4,279,258)	(1,840,377)		(17,574,475)

Cash flows used in investing activities
Acquisition of mineral property interests	-	-		(408,496)
Acquisition of surface rights to mineral property	(815,000)	-		(815,000)
Acquisition of equipment	(78,201)	(25,349)		(152,261)

Net cash used in investing activities	(893,201)	(25,349)		(1,375,757)

Cash flows from financing activities
Issuance of convertible debentures	-	-		1,650,000
Issuance of promissory notes	-	-		790,410
Repayment of promissory notes	-	(150,000)		(790,410)
Proceeds from issuance of capital stock	7,787,442	5,147,165		23,155,214
Proceeds from shares subscribed	104,380	-		104,380

Net cash provided by financing activities	7,891,822	4,997,165		24,909,594

Effects of foreign currency exchange	30,213	(30,213)		-

Increase in cash during the period	2,749,576	3,101,226		5,965,362

Cash, beginning of year	3,209,786	108,560		-

Cash, end of year	$5,959,362	$3,209,786		$5,965,362

Supplemental disclosures
Cash paid (received) during the period for:
			$
Taxes	$-	$302		1,077
Interest	$(2,646)	$13,052		$86,083

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$-	$150,000		$150,000
Stock based compensation on issuance of brokers warrants	$-	$145,488		$145,488
Notes and related accrued interest converted to common stock	$-	$-		$1,390,008

The accompanying notes are an integral part of these consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Argentex Mining Corporation (Argentex or the Company) was incorporated in the State of Nevada on December 21, 2001 under the name Delbrook Corporation. On March 15, 2004, the Company changed its name to Argentex Mining Corporation. The Company effected this name change by merging with its wholly owned subsidiary, Argentex Mining Corporation, a Nevada corporation that was formed specifically for this purpose. Our company was the surviving company in the merger. On November 5, 2007, the Company moved its state of domicile from Nevada (Argentex Nevada) to Delaware. This re-domicile was effected by merging with the Company’s wholly owned subsidiary Argentex Mining Corporation, a Delaware corporation that was formed specifically for this purpose. The Company’s subsidiary was the surviving entity upon completion of the merger. Since November 5, 2007, the Company has been a Delaware corporation.

The Company has two wholly-owned subsidiaries, SCRN Properties Ltd., a Delaware corporation incorporated on February 13, 2004, which was formed for the purpose of acquiring and exploring natural resource properties in Argentina and Argentex Mining Corporation, a Nevada corporation that was formed on June 18, 2010 for the sole purpose of enabling the Company’s proposed merger whereby the Company would change its corporate jurisdiction from the State of Delaware to the State of Nevada.

Exploration Stage

The Company is primarily involved in acquiring and exploring mineral properties in Argentina. The Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The Company has not produced any significant revenues from its principal business or commenced significant operations and it is considered an exploration stage company as defined by Securities and Exchange Commission (SEC) Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification

On October 31, 2009, the Company adopted the changes issued by the FASB to the authoritative hierarchy of accounting principles generally accepted in the United States of America (GAAP). These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASUs). ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on our results of operations or financial position for any period presented.

The prior year’s accrued liabilities, as originally disclosed on the balance sheet, have been combined and the details are disclosed in Note 6.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the GAAP framework.

These consolidated financial statements include the financial statements of Argentex, SCRN, Argentex Nevada, and Argentex Mining Corporation. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and expenses during the periods reported. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property interests and the valuation of stock-based compensation. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Other areas requiring estimates include depreciation of equipment. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company, including its subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using period end foreign currency exchange rates and expenses are translated using average foreign currency exchange rates during the reporting periods in which the expenses were transacted. Non-monetary assets and liabilities are translated at their historical foreign currency exchange rates. Gains and losses resulting from foreign exchange transactions are included in the determination of net income/loss in the period.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Equipment

Equipment is recorded at cost and is depreciated using the declining balance method over their estimated useful lives at 20% for furniture, fixtures and exploration equipment and 30% for computer equipment.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. An impairment loss is recognized when the carrying amount exceeds its estimated recoverable value.

Mineral Claim Payments and Exploration Expenditures

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs and mineral exploration rights are initially capitalized when incurred. Mineral property exploration costs are expensed as incurred. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the established life of the reserve.

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

As of the date of these financial statements, the Company has yet to establish proven or probable reserves on any of its mineral properties.

Investment in and Expenditures on Mineral Property Interests

Realization of the Company’s investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from ambiguous conveyance history of many mineral properties. To the best of management of the Company’s knowledge, management believes all of the Company’s unproved mineral interests are in good standing and that the Company has title to all of its mineral property interests.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Asset Retirement Obligations

The Company records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets once there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to operations. In addition, asset retirement costs (ARCs) would be capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for future disturbances will be recognized as an ARO and a related ARC in the period when a legal obligation to remediate occurs.

Financial Instruments and Risk Management

Foreign Exchange Risk

The Company is subject to foreign exchange risk for purchases denominated in foreign currencies. The Company operates outside of the U.S. primarily in Argentina and Canada and the Company is exposed to foreign currency risk due to the fluctuation between the currencies in which the Company operates in and the United States Dollar. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does enter into foreign currency hedge contracts to mitigate its risk of a foreign currency exchange loss.

Fair Value of Financial Instruments

The Company accounts for the fair value measurement and disclosure of financial instruments in accordance with FASB ASC topic 820 which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.

Concentration of Operations

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on our operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and sales tax recoverable.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk (Continued)

The Company maintains its Canadian cash in a major chartered Canadian bank deposit account and in certain financial instruments such as bankers acceptances and term deposits. Our bank deposit account is insured by the Canadian Deposit Insurance Corporation up to $100,000. The Company’s Canadian dollar bank account balance, at times, may exceed federally insured limits. The Company maintains its Argentinean pesos in an Argentinean bank deposit account. The Company keeps its Argentinean peso bank deposit account balance within federally insured limits. As part of the Company’s cash management process, management performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not lost any cash and does not believe its cash is exposed to any significant credit risk.

The Company maintains its U.S. cash in major chartered Canadian bank deposit accounts. The Company’s U.S. dollar bank accounts are not insured by the Canadian Deposit Insurance Corporation. At January 31, 2011 and 2010, the Company had approximately $640,000 and $200,000, respectively in US cash and approximately $5.0 million and $2.8 million, respectively in bankers acceptance's that were not insured.

The Company’s operations involve dealing with uncertainties and judgments in applying complex tax regulations in Canada and Argentina. The final taxes paid are dependent upon many factors including negotiations with tax authorities in various jurisdictions. The Company records potential withholding tax, value added tax and mineral property tax liabilities based on management’s estimate of whether and the extent to which taxes may be refunded or deemed payable.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of January 31, 2011, the management of the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. However, as a result of the Company’s planned change in its corporate jurisdiction from the State of Delaware (Argentex Delaware) to the Province of British Columbia, Canada (Argentex BC), management of the Company believes that it may encounter certain uncertain tax positions as follows:

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

United States Federal Income Tax Consequences

The change in the Company’s corporate jurisdiction from the State of Delaware to the Province of British Columbia, Canada is, for United States federal income tax purposes, treated as the transfer of the assets of Argentex Delaware to Argentex BC. The Company must recognize a gain on the assets held by it at the time of the change in its corporate jurisdiction to the extent that the fair market value of any of its assets exceeds its respective basis. The calculation of any potential gain is made separately for each asset held by the Company. No loss will be allowed for any asset that has a taxable basis in excess of its fair market value.

Canadian Federal Income Tax Consequences

As a result of the merger, Argentex Delaware as the non-surviving corporation will be considered to have disposed of its assets to Argentex Nevada for proceeds equal to their fair market value. Argentex Delaware will be subject to Canadian federal income tax liabilities with respect to any gains realized as a result of the deemed disposition of all of its assets that constitute “taxable Canadian property” for the purposes of the Canadian federal income tax. As a result of the continuation, Argentex BC will be deemed to have disposed of, and immediately thereafter reacquired, all of its assets at their then fair market value. Gains arising on the deemed disposition of taxable Canadian property of Argentex BC, if any, will be subject to tax in Canada. However, if the adjusted cost base of the assets of Argentex BC is equal to the fair market value of the assets, due to the assets having been acquired by Argentex Nevada in the course of the merger shortly prior to the continuation in a disposition deemed to have taken place at fair market value, then no gain should be realized by Argentex BC.

As at January 31, 2011, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Basic and Diluted Net Loss per Common Share

Basic net loss per share includes no potential dilution and is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the loss of the Company. The common shares potentially issuable on the exercise of stock options and warrants were not included in the calculation of weighted average number of shares outstanding because the effect is anti-dilutive. Accordingly, diluted net loss per share is equal to basic net loss per share.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the preparation service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock based awards under ASC 718. The fair value is recorded in expenses depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in expenses in line with the period over which it was earned. For employees and management this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded in expenses over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

Recently Adopted Accounting Policy

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Effective May 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010 for a scope clarification to the FASB’s previously-issued guidance on accounting for non-controlling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective May 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010 to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Company’s consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements (Continued)

Effective May 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as subsequent events. Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for us on August 1, 2010. The adoption of these changes did not have an impact on the Company’s our consolidated financial statements.

Issued and not yet adopted

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning February 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain equity financing and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to obtain sufficient working capital through additional equity or debt financing. At January 31, 2011, the Company had accumulated losses of $22,243,128 since inception (December 21, 2001).

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 4 – EQUIPMENT

	January 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$107,560	$21,465	$86,095
Furniture and fixtures	10,829	4,365	6,464
Computer equipment	33,280	11,958	21,322
	$151,669	$37,788	$113,881

	January 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$48,672	$9,425	$39,247
Furniture and fixtures	8,838	3,121	5,717
Computer equipment	15,958	8,388	7,570
	$73,468	$20,934	$52,534

NOTE 5 – MINERAL PROPERTY INTERESTS

a)	Pinguino Project

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director, the Company purchased a 100% interest in a mineral property located in the Santa Cruz Province of the Republic of Argentina, known as the Pinguino Property. The agreement also provides for an area of interest such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

To acquire the property the Company made the following payments: approximately $43,710 (CDN$50,000) on or before July 1, 2004 (paid); approximately $65,565 (CDN$75,000) on or before July 1, 2005 (paid); approximately $87,420 (CDN$100,000) on or before July 1, 2006 (paid); approximately $87,420 (CDN$100,000) on or before July 1, 2007 (paid); and approximately $109,275 (CDN$125,000) on or before July 1, 2008 (paid). The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for approximately $1,000,000 (CDN$1,000,000) or all of the royalty for approximately $2,000,000 (CDN$2,000,000).

On December 10, 2010, the Company entered into an agreement with a land owner whereby the Company purchased surface rights to the major portion of the property, known as El Piche, for $815,000. The Company completed this acquisition on December 17, 2010.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

b)	Condor Project

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company paid approximately $7,528 (CDN$10,000) to acquire a 100% interest in certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the Condor Property, subject to a 2% net smelter return royalty in favor of an ex-director.

The Company has the right to repurchase either one-half of the royalty for approximately $1,000,000 (CDN$1,000,000) or all of the royalty for $2,000,000 (CDN$2,000,000).

c)	Contreras and Rio Negro Projects

Pursuant to the terms of a Mineral Property Acquisition Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired mineral claims located in the Santa Cruz Province of the Republic of Argentina, then known as the Dyakowski Property for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). These shares were issued and were subject to an Escrow Agreement dated March 2, 2004. On June 30, 2005, the Company entered into an amending agreement whereby the Company amended the Escrow Agreement. This amending agreement was restated August 8, 2005 whereby the Company agreed to release the 4,999,998 shares of its common stock that were being held in escrow. Of the 4,999,998 released shares, 4,749,998 of these shares were released to the Company for cancellation, and 250,000 of these shares were released to an ex-director of the Company for the transfer of the mineral claims to the Company.

In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and an affiliate of an ex-director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (SCRN), a Delaware corporation, the sole asset of which consisted of mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the SCRN Property, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and were subject to an Escrow Agreement dated March 2, 2004.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

d)	Storm Cat Project

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of an ex-director, the Company paid approximately $7,528 (CDN$10,000) to acquire a 100% interest in mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the Storm Cat Property. Subsequent to acquisition of these properties, the Company has accounted for expenditures by province.

e)	British Columbia Claims

In February, 2006, the Company acquired a group of mineral exploration claims located in the Revelstoke area of British Columbia, Canada. The group of claims consists of 5 tenures and the process of transferring title was initiated March 31, 2006. The total purchase amount was $903. In April, 2009, these claims were intentionally allowed to lapse. On June 7, 2010, the Company acquired a group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada, approximately 25 kilometers northeast of the town of Merritt, British Columbia. The total purchase amount was $324.

Mineral property interests expense reflected in the accompanying consolidated statement of operations relates to the following projects:

			December
	Year	Year	21, 2001
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011

Pinguino Project:
Claim maintenance	$28,602	$8,413	$46,990
Assaying, testing and analysis	348,041	168,505	915,993
Camp and field supplies	601,174	260,175	2,235,719
Drilling	1,443,459	264,996	5,611,876
Geological and geophysical	230,050	140,354	1,044,137
Travel and accommodation	48,940	32,057	176,896
	2,700,266	874,500	10,031,611

Condor Project:
Claim maintenance	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

			December
	Year	Year	21, 2001
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011

Contreras Project:
Claim maintenance	-	3,819	21,851
Camp and field supplies	169,916	-	169,916
Assaying, testing and analysis	60,247	-	60,247
Geological and geophysical	33,830	-	33,830
Travel and accommodation	28,814	-	28,814
	292,807	3,819	314,658

Rio Negro Project:
Claim maintenance	-	7,108	7,108
Camp and field supplies	-	-	51,836
Geological and geophysical	-	212	39,833
Travel and accommodation	303	-	9,917

	303	7,320	108,694

Other:	324	-	31,729

	$2,993,700	$885,639	$10,498,603

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Year	Year
	Ended	Ended
	January	January
	31, 2011	31, 2010

Accounts payable	$170,632	$57
Accrued liabilities	21,294	74,223
Accrued professional fees	49,229	68,813
Accrued mineral property interests	229,759	262,529
	$470,914	$405,622

NOTE 7 - RELATED PARTY TRANSACTIONS

Director and officer consulting fees for the year ended January 31, 2011, were $1,011,673 (2010 -$702,825) including stock based compensation of $509,408 (2010 - $476,592). As at January 31, 2011 the Company owed directors and officers $247,306 (2010 - $36,318). All balances owing were unsecured, non-interest bearing and had no fixed terms of repayment. Details of the related party transactions and balances, are as follows:

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS, continued

a)

On November 1, 2005, the Company entered into a management agreement with an officer at CDN$2,500 per month. During the year ended January 31, 2011, the Company paid consulting fees of $nil (2010 - $16,209) relating to this management agreement. This contract was cancelled on August 15, 2009.

b)

During the year ended January 31, 2011, the Company paid or accrued consulting fees of $43,998 (2010 - $25,329) and recorded stock based compensation of $71,199 (2010 - $17,492) to a former officer of the Company. As at January 31, 2011, the Company owed this consultant $3,911 (2010- $nil).

c)

On September 1, 2009, with retroactive effect to August 1, 2009, the Company entered into a two year consulting agreement with its President and Frontera Geological Services Ltd., (Frontera) a company wholly-owned by its President whereby the Company agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of approximately $12,500 (CDN$12,500) per month plus a sales tax and agreed to issue to this director options to purchase 100,000 shares of common stock (granted September 3, 2009). Under the terms of the agreement, certain bonuses were payable, pending the achievement of certain equity targets to be reached prior to August 1, 2010. None of the equity targets were reached prior to August 1, 2010. However, on February 10, 2011, pursuant to Board approval, the Company paid Frontera a discretionary cash bonus of approximately $224,000 inclusive of goods and services tax.

During the year ended January 31, 2011 the Company paid or accrued consulting fees of $159,416, (2010 - $122,394) and recorded stock based compensation of $29,226 (2010 - $Nil) relating to this consulting agreement and a predecessor agreement.

At January 31, 2011, the Company was indebted to a director and officer of this Company in the amount of $230,723 (2010 - $1,109).

d)

On July 14, 2009, the Company entered into a one year consulting agreement with an officer and a company controlled by this officer whereby the Company agreed to pay a consulting fee for services consistent with those ordinarily provided by an Executive Vice President of Corporate Development of approximately $12,500 (CDN$12,500) plus a sales tax per month and agreed to issue to this officer options to purchase 1,000,000 shares of common stock at an exercise price of $0.60 per share for three years (granted July 14, 2009). Under the terms of the agreement, certain bonuses were payable, pending the achievement of certain equity targets to be reached prior to July 14, 2010. None of the equity targets were reached and consequently no bonus was paid or payable.

During the year ended January 31, 2011 the Company paid consulting fees of $73,398 (2010 - $78,510) and recorded stock based compensation of $162,085 (2010 - $153,593) to this company. At January 31, 2011 the Company was indebted to this company in the amount of $nil (2010 - $35,211). Effective July 14, 2010, the officer resigned as the Company’s Executive Vice President of Corporate Development. (Note 8)

e)

On January 7, 2011 the Company entered into a consulting agreement with a company controlled by the Company’s new Treasurer and Chief Financial Officer whereby it agreed to pay a consulting fee for services ordinarily provided by a Chief Financial Officer of approximately $12,500 (CDN$12,500) per month plus a sales tax. During the year ended January 31, 2011, the Company accrued consulting fees of $9,538 (2010 - $nil) related to this consulting agreement. As at January 31, 2011, the Company owed $12,672 (2010 - $nil) pursuant to this agreement.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 7 - RELATED PARTY TRANSACTIONS, continued

f)

During the year ended January 31, 2011, the Company paid consulting fees of $15,916 (2010 - $nil) and recorded stock based compensation of $104,500 (2010 –$nil) to a Director and paid another director $19,022 for geological services (2010-$nil).

g)

During the year ended January 31, 2011, the Company recorded stock based compensation of $142,397 (2010 - $144,007) related to stock options granted to two other directors (2010 – four other directors).

During the year ended January 31, 2011, the Company’s directors exercised a total of 333,334 (2010 -200,000) stock options for $105,000 and 775,000 (2010 – 500,000) warrants for $116,000.

Additional related party transactions are disclosed in notes 8 and 13 to these financial statements.

NOTE 8 – CAPITAL STOCK

Stock Transactions

From April to June 2005, 2,000 non-voting Series A convertible preferred shares were converted into 2,222,223 common shares.

During June 2005, the Company issued 666,667 Units at a price of $0.30 per Unit for total proceeds of $200,000. Each Unit was comprised of one common share and a warrant to purchase one additional common share at $0.40 per share until June 30, 2007.

In August 2005, 4,749,998 escrowed shares were returned to the treasury and cancelled.

In March 2006, the Company issued 833,333 common shares on the conversion of a $250,000 promissory note.

In July 2006, the Company issued 200,000 common shares for proceeds of $50,000 on the exercise of stock options.

Between October 2, 2006 and January 18, 2007, the Company completed six private placements and issued an aggregate of 1,534,500 units for gross proceeds of $1,534,500. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitled the holder to acquire one additional common share at $1.75 per share on or before 24 months from the date of issuance. In the case of each private placement, each whole warrant entitled the holder to purchase one additional common at a purchase price of $1.75 for a period of 24 months from the closing date; provided, however, that if at any time the average closing price for shares of the Company’s common stock on either the TSX Venture Exchange in Canada or the OTC-Bulletin Board in the United States exceeds $2.25 for a period of 20 trading days or more, the Company shall have the right, upon written notice to the subscriber, to reduce the exercise period of the warrants to a period of 30 days beginning on the date of the written notice. The Company incurred aggregate expenses of $78,750 in the form of finder’s fees and other expenses for net proceeds of $1,455,750 for these six private placements.

On December 13, 2006, the Company issued 30,000 common shares to two employees as a bonus. The fair value of these shares at the date of issuance was $49,500.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions (Continued)

On February 27, 2007, the Company completed a private placement and issued 130,720 units for gross proceeds of $156,864. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitled the holder to acquire one additional common share at $1.85 per share on or before February 27, 2009. The Company incurred share issue costs of $12,708, including finder’s fees in the amount of $11,340, in relation to the private placement.

Between March 12, 2007 and April 2, 2007 the Company issued 666,667 common shares for proceeds of $214,667 on the exercise of stock options.

On May 31, 2007, the Company issued 666,667 common shares for proceeds of $266,667 on the exercise of 666,667 warrants.

On June 7, 2007, the Company issued 3,720,776 common shares on the conversion of three promissory notes with an aggregate face value of $1,250,000 and aggregate accrued interest of $140,068.

On July 4, 2007, the Company completed a private placement and issued 1,800,000 units for gross proceeds of $2,070,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at $1.50 per share on or before July 4, 2009.

On August 7, 2007, the Company issued 180,000 units to a finder in payment of a finder’s fee pursuant to a finders’ fee agreement dated July 27, 2007. Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole common share purchase warrant was exercisable into one common share at a price of $1.50 per warrant share until July 4, 2009. This finder’s fee was paid for services rendered by the finder, a registered broker-dealer, for services rendered in connection with a private placement with a qualified institutional buyer that the Company completed on July 4, 2007. Between March 20, 2008 and March 25, 2008, the Company completed two brokered private placements and one non-brokered private placement and issued 3,080,000 units for gross proceeds of $3,850,000. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant exercisable at $1.60 for a period of 18 months. The Company paid cash commissions of $330,893 to an agent and co-operating broker as a commission and $5,000 for a finder’s fee for services rendered in the transaction. The agent applied $92,500 of this cash commission towards the purchase of an additional 74,000 units, which were issued at the same terms as the units issued in the brokered private placement.

Between March 20, 2008 and March 25, 2008, the Company issued an aggregate of 270,000 agent’s warrants to the agent and a co-operating broker as a commission for the proceeds raised by the agent and the co-operating broker in the brokered private placement. Each agent’s warrant entitled the holder to purchase one common share of the Company’s common stock at an exercise price of $1.30 for a period of 18 months. The agent’s warrants were valued, using the Black Scholes valuation model, at $87,934 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 2.6% -2.7%; expected life of the warrants – 1-1.5 years; annualized volatility – 44%-63%; and dividend rate – 0%.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions (Continued)

On March 25, 2008, the Company issued 25,000 share purchase warrants to a Canadian agent as part of the consideration for the Canadian agent’s services in acting as the Company’s sponsor regarding the Company’s listing application to the Canadian TSX Venture Stock Exchange. These share purchase warrants entitled the holder to purchase one share of the Company’s common stock at a price of $1.34 until March 25, 2009. The agent’s warrants were valued, using the Black Scholes valuation model, at $5,559 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 2.7%; expected life of the warrants – 1 year; annualized volatility – 39%; and dividend rate – 0%.

On January 15, 2009, the Company sold an aggregate of 1,125,000 units to five Company directors for a purchase price of $0.10 for aggregate gross proceeds of $112,500. Each unit consisted of one common share and one non-transferable common share purchase warrant. Each of the share purchase warrants entitled the holder to purchase one additional common share of our company at an exercise price of $0.15 until their expiration date of January 15, 2011.

Between March 29 and April 7, 2009, the Company issued an aggregate of 200,000 common shares to a director on the exercise of 200,000 stock options for aggregate proceeds of $50,000 (Note 7).

On each of April 24, 2009 and May 22, 2009, the Company completed a private placement and issued an aggregate of 1,913,116 units for gross proceeds of $593,500. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.45 for a period of 24 months from the date of issuance.

On May 28, 2009, the Company issued 500,000 units on the conversion of a $50,000 convertible debenture. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.15 for a period of 24 months expiring on May 28, 2011.

Between June 5, 2009 and October 13, 2009, the Company issued an aggregate of 350,000 shares of common stock to two of its directors for proceeds of $52,500 on the exercise of warrants. (Note 7)

Between June 18, 2009 and July 13, 2009, the Company completed two private placements and issued an aggregate of 1,182,272 units for gross proceeds of $650,250. Each unit consisted of one share of common stock and one non-transferable stock purchase warrant exercisable at $0.65 for a period of 24 months expiring on June 18, 2011.

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions (Continued)

On November 27, 2009, the Company completed a brokered private placement of 5,960,813 units at a price of CDN$0.70 (US$0.662) per unit for gross proceeds of CDN$4,172,570 (US$3,940,038). Each unit consisted of one common share of the Company’s common stock and one-half of one non-transferable common share purchase warrant. Each warrant entitles the purchaser to purchase one additional common share of the Company at a price of $0.90 (US$0.90) for a period of two years after closing, subject to early expiration in the event that the common shares of the Company trade on the TSX-V or the OTCBB with an average closing price greater than $1.25 (US$1.25) for a period of 30 consecutive trading days. We also paid a cash commission of 6% or CDN$250,354 (US$236,760) to an agent for services rendered in the closing of the private placement.

On November 27, 2009, the Company issued an aggregate of 357,648 non-transferrable broker warrants to the brokers as a commission for the proceeds raised by the brokers in the brokered private placement. Each brokers warrant entitled the holder to purchase one common share of the Company’s common stock at an exercise price of CDN$0.72 (US$0.68) for a period of 1year. The agent’s warrants were valued, using the Black Scholes valuation model, at $145,488 and recorded as a cost of capital. The assumptions used in the Black Scholes model were: risk free interest rate – 1.03%; expected life of the warrants 1 year; annualized volatility – 120%; and dividend rate – 0%.

On February 2, 2010, the Company issued a total of 75,000 shares of its common stock at $0.62 per share for proceeds of $46,500 on the exercise of 75,000 stock options.

On February 2, 2010, the Company issued 40,000 shares of its common stock at $0.25 per share to a director for proceeds of $10,000 on the exercise of 40,000 stock options.

During the year ended January 31, 2011, the Company issued an aggregate of 775,000 shares of its common stock at $0.15 per share to two directors, to a company controlled by one the Company’s directors and to the spouse of one of our directors for proceeds of $116,250 on the exercise of 775,000 warrants.

Between June 21, 2010 and July 16, 2010, the Company issued an aggregate of 183,334 shares of its common stock at $0.25 per share for proceeds of $45,834 on the exercise of 183,334 stock options. 133,334 of the options exercised were exercised by one of the Company’s directors (Note 7).

On September 27, 2010, the Company issued a total of 214,588 shares of its common stock at $0.702 (CDN$0.72) for proceeds of $150,212 on the exercise of 214,588 warrants.

On October 26, 2010, the Company completed a private placement and issued 10,804,706 units for gross proceeds of $7,120,069. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.11 (CDN$1.14) for a period of five years expiring on October 26, 2015.

On October 28, 2010, the Company issued a total of 43,540 shares of its common stock at $0.706 (CDN$0.72) for proceeds of $30,477 on the exercise of 43,540 warrants.

On November 3, 2010, the Company issued 170,000 shares of its common stock at $0.45 per share for proceeds of $76,500 on the exercise of 170,000 warrants.

Between November 3, 2010 and January 12, 2011, the Company issued an aggregate of 200,000 shares of its common stock at $0.65 per share for proceeds of $130,000 on the exercise of 200,000 warrants.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Transactions (Continued)

On December 22, 2010, the Company issued 140,000 shares of its common stock at $0.37 per share to a director for proceeds of $51,800 on the exercise of 140,000 stock options. (note 7)

On December 30, 2010, the Company issued 20,000 shares of its common stock at $0.49 per share to a director for proceeds of $9,800 on the exercise of 20,000 stock options. (note 7)

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance at January 31, 2009	4,960,637	$1.17
Issued	7,933,443	0.58
Exercised	(500,000)	0.24
Expired	(2,935,637)	1.54
Balance at January 31, 2010	9,458,443	0.61
Issued	10,804,706	1.14
Exercised	(1,403,128)	0.36
Expired	(99,520)	0.72
Balance at January 31, 2011	18,760,501	$0.94

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Share purchase warrants (Continued)

At January 31, 2011, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
warrants	Price	Expiry Date

1,158,334	$ 0.45	April 24, 2011
434,782	$ 0.45	May 22, 2011
500,000	$ 0.15	May 28, 2011
255,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
1,000,000	$ 0.15	November 12, 2011
2,980,407	$ 0.90(CDN$0.90)	November 27, 2011
900,000	$ 1.25	April 11, 2012
10,804,706	$ 1.14(CDN$1.14)	October 26, 2015

18,760,501

Stock Options

On November 10, 2007, the board of directors approved the adoption of the 2007 Stock Option Plan which permits the Company to issue up to 5,662,310 shares of common stock to Company directors, officers, employees and consultants. The 2007 Stock Option Plan was approved by TSX Venture stock exchange and by the stockholders in September 2008.

On February 10, 2009, the board of directors granted 1,385,000 stock options. Of these stock options a total of 1,150,000 were issued to three directors, a total of 35,000 were issued to two employees and 200,000 were issued to an investor relations firm. These stock options are exercisable at $0.37, expire in five years on February 10, 2014 and vest in accordance with the Company’s stock option plan at 346,250 stock options each quarter. These stock options were valued, using the Black Scholes valuation model, at $377,501 which is being recorded in consulting and investor relations fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.18%; expected life of the options – 5 years; annualized volatility – 98%; and dividend rate – 0%. (Note 9)

On July 14, 2009, the Company granted 1,000,000 stock options to an officer in accordance with the terms of a consulting agreement. These stock options are exercisable at $0.60, expire in three years on July 14, 2012 and vest in four installments each in the amount of 250,000 stock options on January 14, 2010, April 14, 2010, July 14, 2010 and January 14, 2011. These stock options were valued, using the Black Scholes valuation model, at $341,623 which is being recorded in consulting fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.29%; expected life of the options – 3 years; annualized volatility – 89%; and dividend rate – 0%. (Note 7)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options (Continued)

On September 2, 2009, the Company granted 100,000 stock options to a director in consideration for services rendered. These stock options are exercisable at $0.675, expire on in three years on September 2, 2012 and vest in four installments each in the amount of 25,000 stock options on March 2, 2010, June 2, 2010, September 2, 2010 and March 2, 2011. The stock options were valued, using the Black Scholes valuation model, at $38,968 which is being recorded in consulting fees in accordance with the Companies stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.15%; expected life of the options – 3 years; annualized volatility – 90%; and dividend rate – 0%. (Note 9)

On January 19, 2010, the Company granted 550,000 stock options. Of these stock options, a total of 300,000 were granted to two directors, 150,000 to an officer and 100,000 to a consultant. These stock options are exercisable at $0.855, expire in five years on January 19, 2015 and vest in accordance with the Company’s stock option plan at 137,500 stock options each quarter. These stock options were valued, using the Black Scholes valuation model, at $325,198 which is being recorded in consulting fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.25%; expected life of the options – 5 years; annualized volatility – 88%; and dividend rate – 0%. (Note 7)

On May 11, 2010, the Company granted 400,000 stock options to a director. These stock options are exercisable at approximately $0.64 ($CDN 0.64), expire in five years on May 11, 2015 and vest in accordance with the Company’s stock option plan at 100,000 stock options each quarter. These stock options were valued, using the Black Scholes valuation model, at $248,616 which is being recorded in consulting fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 2.65%; expected life of the options – 5 years; annualized volatility – 93%; and dividend rate – 0%. (Note 7)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options (Continued)

On January 7, 2011, the Company granted 150,000 stock options to an officer of the Company. These stock options are exercisable at $0.80, expire in three years on January 7, 2014 and vest in accordance with the Companies stock option plan at 37,500 stock options each quarter. These stock options were valued, using the Black Scholes valuation model, at $72,435 which is being recorded in consulting fees in accordance with the Companies stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 1.69%; expected life of the options – 3 years; annualized volatility – 96%; and dividend rate – 0%. (Note 7)

Stock option transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance at January 31, 2009	1,833,334	$0.50
Granted	3,035,000	0.54
Exercised	(275,000)	0.28
Expired	(200,000)	0.25
Balance at January 31, 2010	4,393,334	0.56
Granted	550,000	0.67
Exercised	(458,334)	0.36
Expired	(1,015,000)	0.60
Balance at January 31, 2011	3,470,000	$0.59

The weighted average fair value per stock option granted during the year ended January 31, 2011 was $0.58 (2010- $0.36) .

At January 31, 2011, the following stock options were outstanding:

Number of	Exercise
Stock Options	Price	Expiry Date

380,000	$ 0.49	February 7, 2011
200,000	$ 0.58	February 9, 2011
150,000	$ 1.35	May 11, 2011
100,000	$ 0.675	September 1, 2012
100,000	$ 1.13	November 13, 2012
60,000	$ 0.25	March 26, 2013
150,000	$ 0.35	October 28, 2013
1,230,000	$ 0.37	February 10, 2014
550,000	$ 0.855	January 19, 2015
400,000	$ 0.64	May 10, 2015
150,000	$ 0.80	January 7, 2014
3,470,000

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 8 – CAPITAL STOCK, continued

Stock Options (Continued)

The fair value of stock options granted during the year ended January 31, 2011 was $321,051 (2010 -$1,083,289) which is being recognized over the options vesting periods. At January 31, 2011, 2,995,000 (2010 – 2,993,334) stock options were exercisable.

Total stock-based compensation recognized during the year ended January 31, 2011 was $556,875 (2010 -$566,923). Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Year	Year
	Ended	Ended
	January	January
	31, 2011	31, 2010

Consulting fees	$ 556,875	$ 512,411
Investor relations	-	54,512
	$ 556,875	$ 566,923

The following range of weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the year:

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2011	2010
Risk-free interest rate	1.69-2.65%	1.23%
Expected life of options	3-5 years	4.28 years
Annualized volatility	93-96%	93%
Dividend rate	0%	0%

As at January 31, 2011, the aggregate intrinsic value (AIV) of all outstanding, vested stock options and exercised stock options was $1,335,300 and $160,100 (2010-$913,217 and $nil).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 9 - SEGMENTED INFORMATION

At January 31, 2011 and 2010, the Company and its subsidiary operated in two reportable segments. Identifiable assets, revenues and net loss in each geographic area are as follows:

	January 31,	January 31,
	2011	2010

Identifiable assets
Canada	$6,035,574	$3,191,348
Argentina	927,594	180,828
	$6,963,168	$3,372,176

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2011	2010

Loss for the year
Canada	$1,775,834	$1,628,987
Argentina	3,388,364	1,029,309
	$5,164,198	$2,658,296

NOTE 10 – FINANCIAL INSTRUMENTS

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

The carrying values and fair values of the Company’s financial instruments are as follows:

	January 31, 2011			January 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash and cash equivalents	Level 1	$5,965,362	$5,965,365	$3,209,786	$3,209,786
Sales tax recoverable	Level 2	$33,102	$33,102	$-	$-
Accounts payable and accrued liabilities	Level 2	$470,914	$470,914	$405,622	$405,622
Due to related parties	Level 2	$247,306	$247,306	$36,318	$36,318

The following method was used to estimate the fair values of our financial instruments: The carrying amount approximates fair value because of the short maturity of the instruments.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 11 – COMMITMENTS

Lease Commitments

On June 1, 2008, the Company entered into a three year lease agreement at $2,350 per month until May 31, 2011.

On December 8, 2010, the Company entered into a five year lease agreement, commencing January 1, 2011 at approximately US$6,954 (CDN$6,954) per month for the first three years of the lease, and approximately US$7,289 (CDN$7,289) per month for the last two years of the term. The lease also includes four months of free base rent.

At January 31, 2011, the minimum future lease payments under the Company’s operating leases are as follows:

2012	$88,663
2013	$75,205
2014	$87,594
2015	$87,594

Consulting Commitments

On August 1, 2009, we entered into a two year consulting agreement with a company wholly-owned by our President whereby we agreed to pay a consulting fee of approximately US$12,500 (CDN$12,500) until July 31, 2011. (Note 7)

On January 7, 2011, we entered into a one year consulting agreement with a company controlled by an officer whereby we agreed to pay a consulting fee of approximately US$12,500 (CDN$12,500) until January 7, 2012. (Note 7)

At January 31, 2011, the minimum future payments under our consulting contracts are as follows:

2012	$215,302

12. INCOME TAXES

Income tax expense has not been recognized for the years ended January 31, 2011 and 2010 and no taxes were payable at January 31, 2011 or 2010 as the Company has incurred losses since its inception.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

12. INCOME TAXES, continued

The actual income tax benefit differs from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended	Year ended
	January 31, 2011	January 31, 2010

Loss before income taxes	$(5,164,198)	$(2,658,296)
Corporate tax rate	34%	34%

Expected income tax recovery	(1,756,000)	(904,000)
Items not deductible for tax purposes	1,031,000	261,000
Adjustment to prior year’s net operating losses	76,000	-
Change in valuation allowance	649,000	643,000
Income tax provision	$-	$-

At January 31, 2011 and 2010, the Company had the following deferred tax asset that relates to net operating losses. The Company established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax asset will not be realized.

	2011	2010
Federal loss carryforwards (effective rate 34%)	$3,673,000	$3,023,401
Less: valuation allowance	(3,673,000)	(3,023,401)
	$-	$-

The Company’s valuation allowance increased during 2011 and 2010 by $649,599 and $643,180, respectively.

The Company had the following net operating loss carryforwards (NOLs) at January 31:

	2011	2010
Net operating loss carryforwards	$10,802,282	$8,892,356

The federal NOLs expire through January 31, 2031. The Companies are Delaware corporations, Delaware corporate income tax is payable annually based on 8.7% of federal taxable income allocated and apportioned to Delaware based on an equally weighted three-factor method of apportionment of property, wages and sales in Delaware. During the year ended January 31, 2011 and 2010 the Company paid/owed $5,650 and $302 respectively in Delaware corporate tax.

If changes in ownership of the Company were to occur, NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Stated in U.S. Dollars)

NOTE 13 – SUBSEQUENT EVENTS

a)	Exercise of Stock Options

On February 7, 2011, one of the Company’s directors exercised 200,000 options to purchase common shares at an exercise price of $0.58 per share and another one of the Company’s directors exercised 180,000 options to purchase common shares at an exercise price of $0.49 per share. Accordingly, the Company issued 380,000 common shares to its directors for gross proceeds of $204,200.

b)	Exercise and Expiration of Warrants

Between February 1, 2011 and April 21, 2011, the Company issued 920,317 shares of its common stock on the exercise of 1,994,084 warrants for proceeds of $990,607 at exercise prices of $0.15 per share, $0.45 per share and ranging from $0.87-$0.89 per share ($CDN 0.90 per share). On April 24, 2011, 225,000 warrants exercisable at $0.45 per share expired.

c)	Material Agreement and Grant of Stock Options

On March 11, 2011, the Company entered into a consulting agreement with a company controlled by the Companys’s new Executive Vice President of Corporate Development whereby it agreed to pay a monthly consulting fee for services ordinarily provided by an Executive Vice President of Corporate Development of approximately $12,500 ($CDN 12,500) plus sales tax. In addition, on March 11, 2011 the Company granted stock options pursuant to its 2007 Stock Option Plan to the Company’s Executive Vice President of Corporate Development to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.04 per share, for a three (3) year term expiring March 11, 2014. The options are to vest in four installments over 12 months on June 1, 2011, September 1, 2011, December 1, 2011 and March 1, 2012.

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

As of January 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of January 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, management concluded that, as of January 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. The lack of internal independent financial review resources increases the possibility that a material misstatement of our annual or interim financial statements may not be prevented on a timely basis or detected and that the lack of these resources should therefore be considered a material weakness in our internal control over financial reporting according to the internal control framework.

To mitigate the internal control weakness, we rely heavily on senior management and audit committee oversight of transactions, along with the use of external accounting professionals to assist in the review of our financial reporting. As we grow, we expect to increase our oversight and thereby improve our internal controls.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at April 29, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kenneth Hicks	Director, Chairman of the Board, President, and Secretary	51	February 11, 2004
Colin Godwin	Director	71	June 1, 2005
Jenna Hardy	Director	58	February 7, 2006
Richard Thibault	Director	55	February 9, 2006
Patrick Downey	Director	51	September 10, 2008
Stephen Hanson	Director	44	May 11, 2010
Jeff Finkelstein	Chief Financial Officer and Treasurer	50	January 7, 2011
Peter A. Ball	Executive Vice President of Corporate Development	43	March 11, 2011

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Kenneth Hicks, Director, Chairman of the Board, President, and Secretary

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

We believe Mr. Hicks is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from serving as our Chairman of the Board, President, Secretary and a director of our company, in addition to his education and business experiences described above.

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

We believe Mr. Godwin is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from being a director of our company since June 1, 2005, in addition to his education and business experiences described above.

Jenna Hardy, Director

Ms. Hardy is an accomplished mining professional with extensive experience in project management, corporate due diligence and governance, property exploration and evaluation as well as environmental compliance. From 1996 through 2004, Ms. Hardy served as the Manager of Health Safety Environment with Pan American Silver Corp. where she was responsible for corporate oversight of health, safety and environmental issues at operating subsidiaries in Peru, Mexico and Bolivia, as well as development projects in Argentina, Canada and the USA. In 2004, Ms. Hardy reactivated a consulting company that she founded in 1986 and currently provides environmental, corporate development and corporate governance services to clients consisting primarily of junior natural resource companies working in Mexico and Canada. On January 23, 2009, Ms. Hardy became a director of Triple Dragon Resources Inc. (CNSX: TDN). On January 17, 2011 Ms. Hardy became a director of Critical Elements Corporation (CNSX: CRE). In addition, Ms. Hardy has been Principal of Nimbus Management Ltd since 1989. Nimbus Management Ltd is a consulting firm that provides project management expertise in the areas of environment, community and technical services for clients in mining and mineral exploration.

Ms. Hardy holds an Executive MBA from Simon Fraser University, and a M.Sc. (Economic Geology) and a B.Sc. (Geology) both from the University of Toronto. Ms. Hardy is a member of the Association of Professional Engineers and Geoscientists of British Columbia, and the Canadian Institute of Mining & Metallurgy.

We believe Ms. Hardy is qualified to serve on our board of directors because of her knowledge of our company’s history and current operations, which she gained from being a director of our company since February 7, 2006, in addition to her education and business experiences described above.

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

We believe Mr. Thibault is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from being a director of our company since February 9, 2006, in addition to his education and business experiences described above.

Patrick Downey, Director

Mr. Downey has been President, Chief Executive Officer, and director of Aura Minerals Inc. (TSX: ORA), a TSX-listed company that is focused on the acquisition, exploration, development and operation of gold and base metal properties in the Americas, since April 4, 2007 and has over 25 years of international experience in the resource industry. Mr. Downey was President, Chief Executive Officer and director of Viceroy Exploration Ltd. prior to its acquisition by Yamana Gold Inc. in 2006 for CDN$600 million (approximately US$600 million). Prior to that, he was President of Consolidated Trillion Resources Ltd. and Oliver Gold Corporation, where he negotiated the successful merger to form Canico Resource Corp., which was purchased in 2006 by Companhia Vale do Rio Doce for over $800 million. He has held senior engineering positions at several large-scale gold mining operations and has also held operating positions at several mining projects for Anglo American Corporation in South Africa. Mr. Downey is also a member of the board for a number of resource companies in the mining sector. Mr. Downey holds a Bachelor of Science (Hon.) degree in Engineering from Queen’s University and is a registered member with the Association of Professional Engineers and Geoscientists of British Columbia.

We believe Mr. Downey is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from being a director of our company since September 10, 2008, in addition to his education and business experiences described above.

Stephen Hanson, Director

With over 15 years of finance and corporate development experience, Mr. Hanson is currently a director of Van Arbor Asset Management, a division of ZLC Private Investment Management Inc., which he founded in 2003. Mr. Hanson also served as Chairman and Managing Director of Van Arbor Asset Management from 2004 until 2008. In addition, Mr. Hanson has been President of Discovery Management Services Ltd. since 2001. Discovery Management Services is a venture capital consulting firm assisting early-stage companies in the development of short and long-term financing strategies. In 2009, Mr. Hanson served as President and CEO of PanAsian Petroleum. He has also served on numerous other private and public company boards.

We believe Mr. Hanson is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from being a director of our company since May 11, 2010, in addition to his business experiences described above.

Jeff Finkelstein, Chief Financial Officer and Treasurer

Mr. Finkelstein is a Chartered Accountant with over 20 years financial experience working primarily in the mining and technology sectors. He was Chief Financial Officer of Sierra Geothermal Power Corp. from April 2008 to September 2010. He held positions of Chief Financial Officer and Controller of SmarTire Systems from February 1999 to March 2008. From May 1996 to February 1999, he held the positions of Controller for Silver Standard Resources and Golden Knight Resources.

Mr. Finkelstein received his CA designation in 2000 and holds a Bachelor of Arts (majoring in economics) (1982) and a Bachelor of Commerce (with Honours, 1985), both from the University of Manitoba.

Peter A. Ball, Executive Vice President of Corporate Development

Peter A. Ball is a mining professional with approximately 25 years of mining and financial experience including senior management roles encompassing finance, investor relations, securities trading, mine engineering, business development, corporate communications, public relations and marketing.

Prior to joining our company, Mr. Ball held the position as Vice President of Investor Relations for Century Mining Corporation, where he was responsible for the management of corporate communications, investor and public relations and business development. He began his career in the 1980s, gaining valuable experience as a mining engineer, a technical representative, and various business-corporate relations management roles for a number of mining companies including Sherritt Gordon Mines, Hudson Bay Mining & Smelting, Echo Bay Mines and Eldorado Gold Corporation.

Mr. Ball spent eight years in the financial sector, first as a financial advisor with RBC Dominion Securities and later as a portfolio manager, revenue analyst and marketing manager with Bell Canada. From 2006 to 2009, Mr. Ball held the senior positions of Vice President of Corporate Communications for Hawthorne Gold Corp. and also Adriana Resources Inc.

Mr. Ball is a graduate of the Mine Engineering Program, Haileybury School of Mines (1989), the Business Program (Finance/Marketing) at Georgian Business College (1996) and the Canadian Securities Program (1994 and 1999). He is a member of the Canadian Investor Relations Institute (CIRI) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM).

Family Relationships

There are no family relationships between our directors, executive officers and significant employees.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Public Availability of Corporate Governance Documents.

Our key corporate governance documents, including our Code of Ethics and the charters of our audit committee, compensation committee and nominating committee are:

  available on our corporate website;

  available in print to any stockholder who requests them from our President; and

  certain of them are or will be filed as exhibits to our securities filings with the Securities and Exchange Commission.

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

Committees of the Board of Directors

Our board of directors has four standing committees: the audit committee, the compensation committee, the nominating committee and the disclosure committee.

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

  review bonus and stock and incentive compensation arrangements for our other employees; and

  administer our stock option plan.

Nominating Committee

Effective March 31, 2006, our board of directors created a nominating committee. Our board of directors adopted a nominating committee charter and appointed Jenna Hardy, and Richard Thibault as members of our nominating committee. Our board of directors has determined that all members of the nominating committee qualify as “independent” under TSX Venture Exchange and SEC independence standards.

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

  recommend director nominees to our board of directors for election at the annual meeting of stockholders; and

  consider any nominations for directors validly made by our stockholders.

Director Independence

Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our current directors except for Kenneth Hicks, our President, are independent as that term is defined by NASDAQ Rule 5605(a)(2).

Stockholder Communications with Our Board of Directors

We do not have a formal procedure for stockholder communication with our board of directors. In general, members of our board of directors and executive officers are accessible by telephone or mail. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our President with a request to forward the communication to the intended recipient. During the year ended January 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual, Kenneth Hicks. We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company. Our board of directors provides oversight of our risk exposure by receiving periodic reports from senior management regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended January 31, 2011, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Kenneth Hicks	2(1)	2(1)	Nil
Colin Godwin	1(1)	1(1)	Nil

Patrick Downey	Nil	Nil	Nil
Jenna Hardy	Nil	Nil	Nil
Richard Thibault	Nil	Nil	Nil
Valerie Helsing	Nil	Nil	Nil
Mark Vanry	1(1)	1(1)	1(1)
Jeff Finkelstein	Nil	Nil	Nil
Stephen Hanson	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended January 31, 2011 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

Compensation Discussion and Analysis

SUMMARY COMPENSATION TABLE - YEARS ENDED JANUARY 31, 2011 AND 2010
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Kenneth Hicks Chairman of the Board, President and Secretary	2011 2010	Nil Nil	200,000 Nil	Nil Nil	Nil 243,391	Nil Nil	Nil Nil	159,856 122,394	359,856 365,785
Jeff Finkelstein(1) Chief Financial Officer	2011 2010	Nil N/A	Nil N/A	Nil N/A	72,435 N/A	Nil N/A	Nil N/A	9,538 N/A	81,973 N/A
Valerie Helsing(2) Former Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	N/A 88,690	Nil Nil	Nil Nil	43,998 25,329	43,998 114,019

(1)	Jeff Finkelstein was appointed as our chief financial officer on January 7, 2011.

(2)

Valerie Helsing was appointed as our chief financial officer on July 15, 2009. She resigned January 7, 2011 and entered into an oral consulting arrangement with us to provide consulting services until February 28, 2011.

(3)

The value of stock options equals the fair value at date of grant. The fair value of these options was determined using the Black- Scholes option pricing model using a 3-year expected life of the option, a volatility factor of 96%, a risk- free rate of 1.69% and no assumed dividend rate.

On April 13, 2007, we entered into a consulting agreement with Frontera Geological Services Ltd., a company that is wholly-owned by our President, Kenneth Hicks. Under the agreement, Frontera Geological Services Ltd. agreed to make Mr. Hicks available to us on substantially a full-time basis (approximately 80% of his working hours) to serve as our President for a term of two years from the date of the agreement. In exchange, we agreed to pay a fee to Frontera Geological Services Ltd. consisting of cash in the amount of approximately $7,684 (CDN$9,000) per month and we agreed to issue to Mr. Hicks 900,000 non-transferable share purchase warrants. We issued these share purchase warrants on April 14, 2009. Each share purchase warrant entitles Mr. Hicks to purchase one common share of our company at an exercise price of $1.25 until April 12, 2012. If (a) during the period beginning on April 13, 2007 and expiring on April 13, 2008, our income was equal to or greater than $5,000,000 from all sources (including revenue from operations, sale of properties or any interest therein, sale of equity and similar income but excluding income from the sale of debt securities), or (b) during the period beginning on April 13, 2007 and expiring on April 13, 2009, the average price for one of our common shares on any single market for 20 consecutive trading-days equaled or exceeded $3.00 then, in either of such events, we agreed to issue to Mr. Hicks, as an incentive bonus, 250,000 of our common shares. Mr. Hicks was entitled to receive these common shares because the condition stated in subparagraph (a) above was met, but these common shares will not be issued because we have paid the cash bonus to Mr. Hicks as discussed below. The term of this agreement commenced on April 13, 2007 and expired April 13, 2009, but the agreement provided for an automatic renewal for an additional term of two years unless either party gave notice to the other party that it did not wish to renew. Prior to the expiration of the original term, Mr. Hicks, acting on behalf of Frontera, gave notice that he desired to renegotiate the terms of his compensation.

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a new consulting agreement with Frontera Geological Services Ltd. and Mr. Hicks pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of CDN$12,500 (approximately US$12,500); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. Because none of the milestones occurred within the specified time period, we are not required to pay any incentive bonuses to Mr. Hicks pursuant to this consulting agreement. However, on February 10, 2011, Frontera Geological Services Ltd. was paid a discretionary cash bonus of CDN$224,000 (approximately US$224,000) representing a cash bonus of CDN$200,000 (approximately US$200,000) plus CDN$24,000 (approximately US$24,000) for value added sales tax. The bonus was declared by our board of directors as certain of the specified milestones were achieved by Mr. Hicks and the board recognized that the timing of certain of these milestones were beyond Mr. Hicks’ control.

On April 13, 2007, we issued 900,000 share purchase warrants to Mr. Hicks as required by the consulting agreement that we entered into on April 13, 2007. On July 5, 2005, we granted to Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.50 per share expiring on June 26, 2015. The exercise price of these options was reduced to $0.25 on December 13, 2005 and the expiry date was changed to March 26, 2013. Also on July 5, 2005, we granted Mr. Hicks 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share expiring on June 26, 2015. The exercise price of these options was increased to $0.25 on December 13, 2005 and the expiry date was changed to March 26, 2013. On February 7, 2006 we granted to Mr. Hicks 200,000 options to purchase shares of our common stock at an exercise price of $0.49 per share expiring on February 7, 2011. On February 10, 2009 we granted to Mr. Hicks 750,000 options to purchase shares of our common stock at an exercise price of $0.37 per share expiring on February 10, 2014. On September 2, 2009, as required by the terms of our consulting agreement with him, we granted options to Mr. Hicks to purchase 100,000 shares of our common stock at an exercise price of $0.675 per share, exercisable until September 1, 2012. The options vest in four installments of 25,000 shares, the first of which vested March 2, 2010, the second of which vested June 2, 2010, the third of which vested September 2, 2010 and the fourth of which will vest March 2, 2011. Except for the 25,000 options granted to Mr. Hicks on September 2, 2009, all of the remaining options owned by Mr. Hicks have vested.

On July 26, 2006 we issued 200,000 shares of our common stock to Mr. Hicks upon the exercise of options. The options were exercisable at an exercise price of $0.25 per share. On March 12, 2007, Mr. Hicks exercised 418,395 options that were exercisable at an exercise price of $0.25 per share and, accordingly, we issued 418,395 shares of our common stock. Payment for the exercise of 376,739 of 418,395 options was made by applying the outstanding balance of a debt due from our company to Mr. Hicks evidenced by a promissory note made by our company on July 1, 2006. At the date of exercise, we owed Mr. Hicks principal and accrued interest of approximately $94,185 (CDN$104,175). This promissory note has now been cancelled. Payment for the balance of 418,395 options was made by applying $10,414 due to Mr. Hicks for reimbursable expenses. On April 2, 2007, Mr. Hicks exercised 248,271 options and, accordingly, we issued 248,271 shares of our common stock to Mr. Hicks. Of the 248,271 options, 48,271 had an exercise price of $0.25 per share and 200,000 had an exercise price of $0.49 per share. On March 20, 2009, Mr. Hicks exercised 120,000 options to purchase shares of our common stock at an exercise price of $0.25 per share and, accordingly, we issued 120,000 common shares to him for gross proceeds of $30,000. On April 7, 2009, Mr. Hicks exercised 80,000 options to purchase shares of our common stock at an exercise price of $0.25 per share and, accordingly, we issued 80,000 shares of our common stock to him for gross proceeds of $20,000. On July 16, 2010, Mr. Hicks exercised 133,334 options to purchase common shares at an exercise price of $0.25 per share and, accordingly, we issued 133,334 common shares to Mr. Hicks for gross proceeds of $33,333.50. On December 21, 2010, Mr. Hicks exercised 140,000 options to purchase common shares at an exercise price of $0.37 and, accordingly, on December 22, 2010, we issued 140,000 common shares to him for gross proceeds of $51,800.

On January 19, 2010, we granted stock options to Valerie Helsing to purchase 150,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four intallments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment vested on April 19, 2010, the second instalment vested on July 19, 2010, the third installment vested on October 19, 2010 and the fourth instalment was to vest on January 19, 2011, but Ms. Helsing resigned on January 7, 2011, before this last instalment vested. The balance of 112,500 stock options held by Ms. Helsing, all of which vested prior to her resignation, expired on March 31, 2011.

On January 7, 2011, we entered into a consulting agreement with JBD Consulting Ltd. and Jeff Finkelstein, our Treasurer and Chief Financial Officer, pursuant to which JBD Consulting Ltd. agreed to cause Jeff Finkelstein to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Financial Officer and we agreed, among other things, to (i) pay JBD Consulting Ltd. a monthly cash fee of approximately US$ 12,500 (CDN$12,500); (ii) grant Mr. Finkelstein options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant.

On January 7, 2011, we issued 150,000 options to Jeff Finkelstein, who became our Chief Financial Officer and Treasurer on that date, pursuant to our 2007 Stock Option Plan with an exercise price of $0.80 per share. These options expire on January 7, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of January 31, 2011.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Kenneth Hicks	610,000 Nil	Nil 100,000	Nil 100,000	$0.37 $0.68	Feb 10/14 Sept 1/12	Nil	Nil	Nil	Nil
Jeff Finkelstein	Nil	150,000	150,000	$0.80	Jan 7/14	Nil	Nil	Nil	Nil
Valerie Helsing(1)	150,000	Nil	N/A	$0.855	Mar 31/11	Nil	Nil	Nil	Nil

(1)

Valerie Helsing was appointed as our chief financial officer on July 15, 2009. Although she resigned on January 7, 2011, we entered into an oral arrangement with her whereby she agreed to provide consulting services to us until February 28, 2011. As a result, her options expired on March 31, 2011.

Long-Term Incentive Plan

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our compensation committee and our board of directors.

Other than our 2005 Stock Option Plan, our 2007 Stock Option Plan and Mr. Hicks’ incentive bonuses, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Other than the provisions of the consulting agreements with Mr. Hicks and Mr. Finkelstein described below, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Our consulting agreement with Mr. Hicks provides that the consulting agreement will be terminated without cause by us, upon payment by our company to Frontera Geological Services Ltd. of a lump sum equal to a monthly cash fee of CDN$12,500 (approximately US$12,500) (plus value added taxes) for any of (i) six months, (ii) the remainder of term of the consulting agreement or (iii) two months for each year that Mr. Hicks has provided services to our company since February 2004, whichever is greater, and issuance of the incentive shares, if earned, prior to the date of termination. Furthermore, our consulting agreement with Mr. Hicks provides that upon termination of the consulting agreement for any reason, we must immediately pay to Frontera Geological Services Ltd. all accrued and unpaid portions of a monthly cash fee of CDN$12,500 (approximately US$12,500) due up to the date of termination, as well as any expenses properly incurred prior to the date of termination. Furthermore, if, within 60 days of the occurrence of a change of control, Frontera Geological Services Ltd. or we terminate the consulting agreement for any reason other than for cause, we must pay a lump sum equal to a monthly cash fee of CDN$12,500 (approximately US$12,500) (plus value added taxes) for any of (i) six months, (ii) the remainder of term of the consulting agreement or (iii) two months for each year that Mr. Hicks has provided services to our company since February 2004, whichever is greater, to Frontera Geological Services Ltd.

Our consulting agreement with JBD Consulting Ltd. and Mr. Finkelstein provides that the consulting agreement may be terminated without cause by our company upon payment by our company to JBD Consulting Ltd. of a lump sum equal to a monthly cash fee of CDN$12,500 (approximately US$12,500) (plus value added taxes) for any of (i) nine months, (ii) the remainder of term of the consulting agreement or (iii) two months for each year that Mr. Finkelstein has provided services to our company since January 7, 2011, whichever is greater. Furthermore, our consulting agreement with JBD Consulting and Mr. Finkelstein provides that upon termination of the consulting agreement for any reason, we must immediately pay to JBD Consulting Ltd. all accrued and unpaid portions of the monthly cash fee of CDN$12,500 (approximately US$12,500) due up to the date of termination, as well as any expenses properly incurred prior to the date of termination. Furthermore, if, within 60 days of the occurrence of a change of control, we terminate the consulting agreement for any reason other than for cause, we must pay a lump sum equal to a monthly cash fee of CDN$12,500 (approximately US$12,500) (plus value added taxes) for any of (i) eighteen months, (ii) the remainder of the term of the consulting agreement or (iii) two months for each year that Mr. Finkelstein has provided services to our company since January 7, 2011, whichever is greater, to JBD Consulting Ltd.

Our consulting agreement with Ariston Capital and Mr. Ball provides that the consulting agreement may be terminated without cause by our company upon payment by our company to Ariston Capital of a lump sum equal to a monthly cash fee of CDN$12,500 (approximately US$12,500) (plus value added taxes) for any of (i) nine months, (ii) the remainder of term of the consulting agreement or (iii) two months for each year that Mr. Ball has provided services to our company since March11, 2011, whichever is greater. Furthermore, our consulting agreement with Ariston Capital and Mr. Ball provides that upon termination of the consulting agreement for any reason, we must immediately pay to Ariston Capital all accrued and unpaid portions of the monthly cash fee of CDN$12,500 (approximately US$12,500) due up to the date of termination, as well as any expenses properly incurred prior to the date of termination. Furthermore, if, within 60 days of the occurrence of a change of control, we terminate the consulting agreement for any reason other than for cause, we must pay a lump sum equal to a monthly cash fee of CDN$12,500 (approximately US$12,500) (plus value added taxes) for any of (i) eighteen months, (ii) the remainder of the term of the consulting agreement or (iii) two months for each year that Mr. Ball has provided services to our company since March 11, 2011, whichever is greater, to Ariston Capital.

Directors Compensation

The following table sets forth the compensation of our directors who are not our named executive officers for the year ended January 31, 2011.

Name	Fees Earned or in ($)	Paid Stock Cash Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Thibault	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Colin Godwin	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jenna Hardy	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Steve Hanson	Nil	Nil	248,616 (1)	Nil	Nil	Nil	248,616
Patrick Downey	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

This amount represents the fair value of these options at the date of grant. The fair value of these options was determined using the Black-Scholes option pricing model using a 5-year expected life of the option, a volatility factor of 93%, a risk- free rate of 2.65% and no assumed dividend rate. Please see note 7 to our financial statements contained in this proxy statement/prospectus.

We have not paid any director’s fees or other cash compensation for services rendered as a director during the fiscal year ended January 31, 2011.

On February 10, 2009, we granted stock options to Patrick Downey to purchase 200,000 shares of our common stock at an exercise price of $0.37 per share for a term expiring February 10, 2014. The options vested in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment vested on May 10, 2009, the second installment vested on August 10, 2009, the third installment vested on November 10, 2009 and the fourth installment vested on February 10, 2010. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan.

On February 10, 2009, we granted stock options to Richard Thibault to purchase 200,000 shares of our common stock at an exercise price of $0.37 per share for a term expiring February 10, 2014. The options vested in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment vested on May 10, 2009, the second installment vested on August 10, 2009, the third installment vested on November 10, 2009 and the fourth installment vested on February 10, 2010. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan. On February 7, 2011, Mr. Thibault exercised 200,000 options to purchase common shares at an exercise price of $0.58 per share and, accordingly, on February 7, 2011, we issued 200,000 common shares to Mr. Thibault for gross proceeds of $116,000.

On January 19, 2010, we granted stock options to Colin Godwin to purchase 100,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment is to vest on April 19, 2010, the second installment is to vest on July 19, 2010, the third installment vested on October 19, 2010 and the fourth installment vested on January 19, 2011. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan. On February 2, 2010, we issued 40,000 shares of our common stock to Mr. Godwin upon the exercise of 40,000 stock options at an exercise price of $0.25 for aggregate proceeds of $10,500. On December 30, 2010, Mr. Godwin exercised 20,000 options to purchase common shares at an exercise price of $0.49 and, accordingly, on December 30, 2010, we issued 20,000 common shares to Mr. Godwin for gross proceeds of $9,800. On February 7, 2011, Mr. Godwin exercised 180,000 options to purchase common shares at an exercise price of $0.49 per share and, accordingly, on February 7, 2011, we issued 180,000 common shares to Mr. Godwin for gross proceeds of $88,200.

On January 19, 2010, we granted stock options to Jenna Hardy to purchase 200,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment vested on April 19, 2010, the second installment vested on July 19, 2010, the third installment vested on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan. On February 1, 2011, Ms. Hardy exercised 200,000 options to purchase common shares at an exercise price of $0.49 per share and, accordingly, on February 7, 2011, we issued 200,000 common shares to Ms. Hardy for gross proceeds of $98,000.

On May 11, 2010, we granted stock options to Stephen Hanson, our newly appointed director, to purchase an aggregate of 400,000 shares of our common stock at an exercise price of CDN$0.64 (approximately US$0.64) per share for a term expiring May 10, 2015. The options are to vest in four installments over eighteen months, with each installment equal to 25% of the total number of options granted to Mr. Hanson. The first installment vested on November 10, 2010, the second installment is to vest on February 10, 2011, the third installment is to vest on May 10, 2011 and the fourth installment is to vest on November 10, 2011. The grant is subject to the terms of a stock option agreement and the terms of our 2007 stock option plan.

On November 12, 2010, our board of directors adopted a remuneration policy for non-executive members of our board of directors. Pursuant to this policy, each non-executive director is entitled to: (i) be paid a fee for services rendered at the request of our company in an amount determined by our President, given the circumstances and on a case-by-case basis; (ii) a fee for attendance, whether in person, by telephone or other electronic means, at board meetings; (iii) stock options at the discretion of our board of directors. In addition, all directors are entitled to reimbursement from our company for their reasonable travel, lodging and meal expenses incident to meetings of our board of directors or committees thereof or in connection with other board related business. On February 9, 2011, our board of directors updated our remuneration policy for non-executive members of our board of directors whereby each non-executive member is to be paid an annual retainer in the amount of CDN$5,000 (approximately US$5,000) at the beginning of each fiscal year, beginning with our fiscal year ended January 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 29, 2011, certain information known to us (based solely on our review of reports regarding ownership of, and transactions in, our securities filed with the Securities and Exchange Commission and advice from certain of the following persons) with respect to the beneficial ownership of our common stock by (i) each of our directors and nominees, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, and (iii) all of our directors and current executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

		Amount and Nature of		Percent
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership(1)		of Class(2)
Kenneth Hicks Suite 835, 1100 Melville Street, Vancouver, British Columbia V6E 4A6 Canada	common stock	4,525,000(3)	Direct	7.45%
Jenna Hardy Suite 835, 1100 Melville Street, Vancouver, BC V6E 4A6, Canada	common stock	460,000(4)	Direct	*
Colin Godwin Suite 835, 1100 Melville Street, Vancouver, British Columbia V6E 4A6	common stock	255,000(5) 100,000(6)	Direct Indirect(7)	*
Richard Thibault 81 Seaview Drive Providenciales, Turks and Caicos Islands	common stock	250,000(7) 75,000(8)	Direct Indirect(9)	*
Patrick Downey PO Box 10434 Pacific Centre Suite 950 – 777 Dunsmuir Street Vancouver, BC V7Y 1K4, Canada	common stock	900,000(9)	Direct	1.51%
Stephen Hanson 3805 Sunnycrest Drive North Vancouver, BC V7R 3C5, Canada	common stock	200,000(10) 9,500(11)	Direct Indirect(12)	*
Jeff Finkelstein Suite 835, 1100 Melville Street Vancouver, BC V6E 4A6 Canada	common stock	37,500(12)	N/A	*

		Amount and Nature of		Percent
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership(1)		of Class(2)
Peter Ball Suite 835, 1100 Melville Street Vancouver, BC V6E 4A6 Canada	common stock	Nil	N/A	Nil
International Finance Corp. 2121 Pennsylvania Ave., N.W. Washington, DC 20433	common stock	12,081,770 (13)	Direct	19.99%
Directors and Executive Officers as a Group (7 persons)(15)	common stock	6,812,000(14)		11.01%

Notes:

*	Less than 1%.

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

(2)

Based on 59,162,006 shares of common stock issued and outstanding as of April 29, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 710,000 stock options which may be exercised into common shares and 900,000 share purchase warrants which may be exercised into common shares.

(4)	Includes 200,000 stock options which may be exercised into common shares.

(5)	Includes 160,000 stock options which may be exercised into common shares.

(6)	Consists of 100,000 common shares held by Godwin Consultants Ltd., a company beneficially owned by Colin Godwin and his spouse.

(7)	Includes 200,000 stock options which may be exercised into common shares.

(8)	Consists of 75,000 common shares held by Miriam Galey, spouse of Richard Thibault.

(9)	Includes 300,000 stock options which may be exercised into common shares.

(10)	Consists of 200,000 stock options which may be exercised into common shares.

(11)	These shares are held by Discovery Management Services Ltd., a company of which Stephen Hanson is President.

(12)	Consists of 37,500 stock options which may be exercised into common shares.

(13)

Includes 1,277,064 share purchase warrants which may be exercised into common shares, but excludes 9,794,142 share purchase warrants in respect of which International Finance Corporation has entered into an undertaking with our company which restricts International Finance Corporation from exercising such warrants if it will result in International Finance Corporation owning or controlling 20% or more of the outstanding voting securities of our company immediately after giving effect to such exercise.

(14)	Includes 1,957,500 stock options which may be exercised into common shares and 900,000 share purchase warrants which may be exercised into common shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the year ended January 31, 2011, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($51,677) in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

In a private placement that closed on January 15, 2009, we sold to Mr. Hicks 750,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $75,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011. On June 5, 2009, Mr. Hicks exercised 300,000 of these warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 300,000 common shares to him for gross proceeds of $45,000. On March 16, 2010, Mr. Hicks exercised 450,000 of these warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 450,000 common shares to him for gross proceeds of $67,500. On July 16, 2010, Mr. Hicks exercised 133,334 options to purchase common shares at an exercise price of $0.25 per share and, accordingly, we issued 133,334 common shares to Mr. Hicks for gross proceeds of $33,333.50 and on December 21, 2010, Mr. Hicks exercised 140,000 options to purchase common stock at an exercise price of $0.37 per share and, accordingly, we issued 140,000 common shares to Mr. Hicks for gross proceeds of $51,800.

Our subsidiary, SCRN Properties Ltd., employs Orlando Rionda as its full-time legal representative in Argentina. Mr. Rionda performs administrative tasks on a full-time basis and looks after our local mineral claims management, accounting, field logistical support, legal administration, field staffing and other matters in Argentina. Until June, 2008, our subsidiary paid Mr. Rionda at a rate of $75 per day for each day worked in the office and $150 per day for each work day spent in the field. Between June, 2008 and July 2009, our subsidiary has paid him $2,500 per month and since August 2009, our subsidiary has paid him $5,000 per month. From, March 1, 2011, our subsidiary has paid Mr. Rionda $6,000 per month. In addition to this compensation, on September 30, 2009 we awarded Mr. Rionda a bonus of $26,731 and on January 31, 2011 we awarded Mr. Rionda a bonus of $30,000. On May 11, 2007, we awarded to Mr. Rionda an incentive bonus in the form of 35,000 shares of our common stock. On January 19, 2010, we granted stock options to Mr. Rionda to purchase 100,000 shares of our common stock at an exercise price of $0.855 per share for a term expiring January 19, 2015. The options are to vest in four installments over a one-year period, with each installment equal to 25% of the total number of options granted to each optionee. The first installment vested on April 19, 2010, the second installment vested on July 19, 2010, the third installment vested on October 19, 2010 and the fourth installment is to vest on January 19, 2011. The grant is subject to the execution of stock option agreements by Mr. Rionda and the terms of our 2007 stock option plan. On February 2, 2010, Mr. Rionda exercised 50,000 of these options to purchase shares of our common stock at an exercise price of $0.62 per share and, accordingly, we issued 50,000 shares of our common stock to him for gross proceeds of $31,000 and on June 23, 2010, Mr. Rionda exercised 50,000 options to purchase common shares at an exercise price of $0.25 and, accordingly, we issued 50,000 common shares to Mr. Rionda for gross proceeds of $12,500.

In a private placement that closed on January 15, 2009, we sold to Mr. Downey 200,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $20,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011. On January 14, 2011, Mr. Downey exercised 200,000 warrants to purchase common shares at an exercise price of $0.15 per share and, accordingly, we issued 200,000 common shares to him for gross proceeds of $30,000.

In a private placement that closed on January 15, 2009, we sold to Godwin Consultants Ltd, a corporation wholly-owned by Colin Godwin and his wife, 50,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $5,000. Each unit warrant entitles the holder to purchase one additional common share for $0.15 until January 15, 2011. On June 15, 2010, Mr. Godwin exercised 50,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 50,000 common shares to the director for gross proceeds of $7,500.

In a private placement that closed on January 15, 2009, we sold to Miriam Galey, Richard Thibault’s wife, 75,000 units (with each unit consisting of one common share and one common share purchase warrant) at a price of $0.10 per unit for an aggregate purchase price of $7,500. Each unit warrant entitled the holder to purchase one additional common share for $0.15 until January 15, 2011. On January 12, 2011, Ms. Galey exercised 75,000 warrants to purchase common shares at an exercise price of $0.15 and, accordingly, we issued 75,000 common shares to her for gross proceeds of $11,250.

On July 14, 2009, we appointed Mark Vanry as Executive Vice President of Corporate Development and entered into a consulting agreement with 0845557 B.C. Ltd. and Mark Vanry. 0845557 B.C. Ltd. is a company owned and controlled by Mr. Vanry.Pursuant to the consulting agreement, 0845557 B.C. Ltd. agreed to cause Mark Vanry to provide, among other things, services to our company consistent with those ordinarily provided by an Executive Vice President of Corporate Development and we agreed, among other things, to (i) pay 0845557 B.C. Ltd. a monthly cash fee of CDN$12,500 (approximately US$12,500); (ii) grant Mr. Vanry options to purchase 1,000,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. On July 14, 2010, our consulting agreement with 0845557 B.C. Ltd. expired and, effective July 14, 2010, Mr. Vanry resigned as our Executive Vice President of Corporate Development.

On July 14, 2009, as required by the terms of our consulting agreement with him, we granted options to Mr. Vanry to purchase 1,000,000 shares of our common stock at an exercise price of $0.60 per share, exercisable until July 14, 2012. The options were to vest in four installments of 250,000 shares, the first of which vested January 14, 2010, the second of which vested April 14, 2010, the third of which was to vest July 14, 2010 and the fourth of which was to vest January 14, 2011. These options have been cancelled as a result of Mr. Vanry’s resignation as our Executive Vice President of Corporate Development.

On March 11, 2011, we entered into a consulting agreement with Peter A. Ball and Ariston Capital, a company owned and controlled by Mr. Ball, whereby Mr. Ball and Ariston Capital have agreed to provide consulting services as are consistent with those ordinarily provided by an Executive Vice President of Corporate Development (including the forging of new relationships with institutional investors, raising of capital to fund the continued development of our exploration and development programs, an expanded marketing and public relations program and assisting with corporate governance and regulatory matters) to our company in consideration for, among other things: (i) a monthly cash fee of Cdn$12,500, due at the end of the month; and (ii) the grant of stock options to purchase 150,000 shares of our common stock.

On March 11, 2011, we granted stock options to Peter A. Ball to purchase 150,000 shares of our common stock at an exercise price of $1.04 per share (being the closing price (last sale of the day on the OTC Bulletin Board) on March 10, 2011), exercisable until March 11, 2014. The stock options are to vest in four equal quarterly installments, with the first installment vesting June 1, 2011.

Director Independence

Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our current directors except for Kenneth Hicks, our President, are independent as that term is defined by NASDAQ Rule 5605(a)(2).

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended January 31, 2011 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal years ended January 31, 2011 and January 31, 2010 for professional services rendered by Morgan & Company for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for these fiscal periods:

	Year Ended January 31, 2011	Year Ended January 31, 2010
Audit Fees and Audit Related Fees	$56,318	$60,806
Tax Fees	$8,147	$Nil
All Other Fees	$Nil	$Nil
Total	$64,465	$63,806

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

10.19

Lease Agreement dated December 2, 2010 with Sun Life Assurance Company of Canada and Concert Real Estate Corporation (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 14, 2010)

10.20

Agreement dated December 10, 2010 with Julián Michudis (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 14, 2010 and 8-K/A filed on January 4, 2011, February 23, 2011 and March 14, 2011)

10.21	English Translation of Agreement dated December 10, 2010 with Julián Michudis (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K/A filed on March 14, 2011)

10.22

Independent contractor agreement dated January 7, 2011 with Jeffrey Finkelstein and JBD Consulting Ltd (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 11, 2011

10.23	Consulting agreement dated March 11, 2011 with Peter A. Ball and Ariston Capital (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 14, 2011

(21)	Subsidiaries

21.1	Subsidiary of Argentex Mining Corporation: SCRN Properties Ltd., a Delaware corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a),promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGENTEX MINING CORPORATION

By:	/s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 29, 2011

By:	/s/ Jeff Finkelstein
Jeff Finkelstein, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Hicks
Kenneth Hicks, President and Director
(Principal Executive Officer)
April 29, 2011

By:	/s/ Jeff Finkelstein
Jeff Finkelstein, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 29, 2011

By:	/s/ Jenna Hardy
Jenna Hardy, Director
April 29, 2011

By:	/s/ Colin Godwin
Colin Godwin, Director
April 29, 2011

By:	/s/ Richard Thibault
Richard Thibault, Director
April 29, 2011

By:	/s/ Patrick Downey
Patrick Downey, Director
April 29, 2011

By:	/s/ Stephen Hanson
Stephen Hanson, Director
April 29, 2011