Form 10-Q
period 2011-04-30
ARGENTEX MINING CORP
filed 2011-06-10
CIK 1167887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-49995

ARGENTEX MINING CORPORATION
(Exact name of registrant as specified in its charter)

British Columbia, Canada	71-0867623
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1100 Melville Street, Suite 835 , Vancouver, British Columbia, Canada V6E 4A6
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
Yes [   ]     No [   ]     N/A

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
Yes [   ]     No [X]

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

60,949,645 shares of common stock as of June 10, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended April 30, 2011, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

At April 30, 2011 and January 31, 2011 and
for the Three Months Ended April 30, 2011 and 2010

(UNAUDITED)

(Stated in U.S. Dollars)

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30,	January 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$1,924,897	$5,959,362
Short-term investments	3,204,449	-
Sales tax recoverable	52,229	33,102
Prepaid expenses and deposits	49,243	41,823

Total current assets	5,230,818	6,034,287

Equipment (Note 4)	115,389	113,881

Mineral property interest (Note 5)	815,000	815,000

Total assets	$6,161,207	$6,963,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$1,807,287	$470,914
Due to related parties (Note 7)	64,573	247,306

Total liabilities	1,871,860	718,220

Stockholders' equity
Preferred stock, $0.001 par value, authorized 100,000,000, nil shares issued and outstanding at April 30, 2011 and January 31, 2011	-	-
Preferred stock, Series A convertible, $0.001 par value, authorized 2,000, nil shares issued and outstanding at April 30, 2011 and January 31, 2011	-	-
Common stock, $0.001 par value, authorized 100,000,000, 59,304,863 and 56,587,922 issued and outstanding at April 30, 2011 and January 31, 2011, respectively	59,306	56,588
Shares subscribed	-	104,380
Additional paid-in capital	29,878,715	28,327,108
Deficit accumulated during the exploration stage	(25,648,674)	(22,243,128)

Total stockholders' equity	4,289,347	6,244,948

Total liabilities and stockholders' equity	$6,161,207	$6,963,168

     Going concern (Note 3)
     Subsequent events (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	For the Three Months Ended		From December 21,
	April 30,		2001 (Inception)
	2011	2010	to April 30, 2011

Expenses

Consulting	$260,685	$284,003	$5,245,756
Depreciation	6,438	2,816	44,818
Director fees	26,205	-	26,205
Foreign exchange (gain) loss	(351,851)	13,024	(199,594)
Investor relations	161,014	36,901	2,169,127
Mineral property interests	3,017,523	837,782	13,516,126
Office and sundry	88,344	41,948	767,037
Professional	105,657	76,819	2,158,290
Rent	9,887	9,356	149,452
Salaries and benefits	16,177	-	16,177
Transfer agent and filing	15,051	12,093	337,214
Travel	64,768	29,466	491,115
Write-down of mineral claims	-	-	408,496

	(3,419,898)	(1,344,208)	(25,130,219)

Interest income (expense)	14,352	-	(518,455)

Net loss	$(3,405,546)	$(1,344,208)	$(25,648,674)

Net loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	57,874,032	49,590,263

The accompanying notes are an integral part of these interim consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 31, 2010 TO APRIL 30, 2011
(Stated in U.S. Dollars)
(UNAUDITED)

	Common Stock
						Accumulated
			Additional			Other	Total
	Number of		Paid-in	Shares	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Subscribed	Deficit	Income (Loss)	Equity

Balance at January 31, 2010	43,921,754	$43,922	$19,995,457	$-	$(17,078,930)	$(30,213)	$2,930,236
Common stock issued for cash	10,804,706	10,805	7,109,264	-	-	-	7,120,069
Exercise of stock options	458,334	458	163,476	-	-	-	163,934
Exercise of warrants	1,403,128	1,403	502,036	-	-	-	503,439
Shares subscribed	-	-	-	104,380	-	-	104,380
Stock-based compensation	-	-	556,875	-	-	-	556,875
Net loss for the year	-	-	-	-	(5,164,198)	-	(5,164,198)
Unrealized foreign currency exchange gain	-	-	-	-	-	30,213	30,213
Balance at January 31, 2011	56,587,922	56,588	28,327,108	104,380	(22,243,128)	-	6,244,948
Exercise of stock options	580,000	580	301,620	-	-	-	302,200
Exercise of warrants	2,136,941	2,138	1,142,489	(104,380)	-	-	1,040,247
Stock-based compensation	-	-	107,498	-	-	-	107,498
Net loss for the period	-	-	-	-	(3,405,546)	-	(3,405,546)

Balance at April 30, 2011	59,304,863	$59,306	$29,878,715	$-	$(25,648,674)	$-	$4,289,347

The accompanying notes are an integral part of these interim consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(UNAUDITED)

	For the Three Months Ended		From December 21,
	April 30,		2001 (Inception) to
	2011	2010	April 30, 2011

Cash used in operating activities
Net loss	$(3,405,546)	$(1,344,208)	$(25,648,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,438	2,816	44,818
Stock-based compensation	107,498	174,432	3,151,218
Debt discount	-	-	5,881
Shares issued to acquire mineral properties	-	-	3,500
Shares issued in payment of bonus	-	-	52,160
Non-cash interest	-	-	333,333
Write-down of mineral claims	-	-	408,496
Changes in operating assets and liabilities:
Sales tax recoverable	(19,127)	-	(52,229)
Prepaid expenses and deposits	(15,640)	6,893	(57,463)
Accounts payable and accrued liabilities	1,336,373	566	1,947,175
Due to related parties	(182,733)	(36,318)	64,573

Net cash used in operating activities	(2,172,737)	(1,195,819)	(19,747,212)

Cash flows used in investing activities
Acquisition of mineral property interests	-	-	(408,496)
Acquisition of surface rights to mineral property	-	-	(815,000)
Purchase of short-term investments	(4,109,097)	-	(4,109,097)
Redemption of short-term investments	1,000,138	-	1,000,138
Acquisition of equipment	(7,946)	-	(160,207)

Net cash used in investing activities	(3,116,905)	-	(4,492,662)

Cash flows from financing activities
Issuance of convertible debentures	-	-	1,650,000
Issuance of promissory notes	-	-	790,410
Repayment of promissory notes	-	-	(790,410)
Proceeds from issuance of capital stock	1,342,447	124,000	24,497,661
Proceeds from shares subscribed	-	-	104,380

Net cash provided by financing activities	1,342,447	124,000	26,252,041

Effects of foreign currency exchange	(87,270)	149,706	(87,270)

(Decrease) increase in cash during the period	(4,034,465)	(922,113)	1,924,897

Cash, beginning of period	5,959,362	3,209,786	-

Cash, end of period	$1,924,897	$2,287,673	$1,924,897

Supplemental disclosures
Cash (received) paid during the period for:
Taxes	$-	$-	$1,077
Interest	$(6,132)	$-	$82,597

Non-cash financing transactions:
Conversion of convertible debenture into common stock	$-	$-	$150,000
Stock based compensation on issuance of brokers warrants	$-	$-	$145,488
Notes and related accrued interest converted to common stock	$-	$-	$1,390,008

The accompanying notes are an integral part of these interim consolidated financial statements.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Argentex Mining Corporation (“Argentex” or the “Company”) was originally incorporated in the State of Nevada on December 21, 2001 under the name Delbrook Corporation. On March 15, 2004, the Company changed its name to Argentex Mining Corporation. The Company effected this name change by merging with its wholly owned subsidiary, Argentex Mining Corporation, a Nevada corporation that was formed specifically for this purpose. On November 5, 2007, the Company moved its jurisdiction of domicile from the State of Nevada (Argentex Nevada) to the State of Delaware. This re-domicile was effected by merging with the Company’s wholly owned subsidiary Argentex Mining Corporation, a Delaware corporation that was formed specifically for this purpose. The Company’s Delaware subsidiary was the surviving entity in the merger. On June 3, 2011, the Company moved its jurisdiction of domicile back to the State of Nevada. This re-domicile was effected by merging with the Company’s wholly owned subsidiary Argentex Mining Corporation, a Nevada corporation that was formed specifically for this purpose. The Company’s Nevada subsidiary was the surviving entity in the merger. On June 8, 2011, the Company moved its jurisdiction of domicile from the State of Nevada to the Province of British Columbia, Canada. This re-domicile was effected by a process known as a ‘conversion’ in the State of Nevada and a ‘continuation’ in the Province of British Columbia.

The Company has one wholly-owned subsidiary, SCRN Properties Ltd. SCRN Properties Ltd was originally formed as a Delaware corporation on February 13, 2004, but on June 3, 2011, it moved its jurisdiction of domicile from the State of Delaware to the Province of British Columbia, Canada. SCRN Properties Ltd. was formed for the purpose of acquiring and exploring natural resource properties in Argentina.

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

Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements are stated in U.S. dollars and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on our results of operations or financial position for any period presented.

The prior year’s accrued liabilities, as originally disclosed on the balance sheet, have been combined and the details are disclosed in Note 6.

These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended January 31, 2011, included in its Annual Report on Form 10-K.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncements

On February 1, 2011, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Cash, Cash Equivalents and Short-term investments

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term marketable investments as of April 30, 2011 and January 31, 2011:

April 30, 2011

		Adjusted					Cash and
		Cost	Unrealized		Unrealized		Cash	Short-term
			Gains		Losses	Fair Value	Equivalents	Investments
Level 1:
	Cash	$1,924,897	$-	$		- $ 1,924,897	$1,924,897	$-
Level 2:
	Term deposit	3,196,229	8,220			- 3,204,449	-	3,204,449

	Total	$5,121,126	$8,220	$		- $ 5,129,346	$1,924,897	$3,204,449

The Company may redeem all or a portion of its one year term deposit prior to its maturity on March 2, 2012 to fund operations.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

January 31, 2011

		Adjusted	Unrealized	Unrealized		Cash and
		Cost	Gains	Losses		Cash	Short-term
					Fair Value	Equivalents	Investments
Level 1:
	Cash	$965,307	$-	$-	$965,307	$965,307	$-
Level 2:
	Bankers
	Acceptance	4,993,006	1,049	-	4,994,055	4,994,055	-

	Total	$5,958,313	$1,049	$-	$5,959,362	$5,959,362	$-

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues from mineral sales since inception, has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of the Company to obtain financing and the attainment of profitable operations, or the sale, option or joint venture of one or more of the Company’s resource properties. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods. The Company plans to obtain sufficient working capital through additional equity or debt financing. At at April 30, 2011, the Company had accumulated losses of $25,648,674 since inception (December 21, 2001).

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

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 4 – EQUIPMENT

		April 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$108,588	$25,784	$82,804
Furniture and fixtures	10,829	4,688	6,141
Computer equipment	40,199	13,755	26,444
	$159,616	$44,227	$115,389

		January 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Equipment	$107,560	$21,465	$86,095
Furniture and fixtures	10,829	4,365	6,464
Computer equipment	33,280	11,958	21,322
	$151,669	$37,788	$113,881

NOTE 5 – MINERAL PROPERTY INTERESTS

a)	Pinguino Project

Pursuant to the terms of a mineral property option agreement, dated February 24, 2004, between the Company and an affiliate of a former director, the Company purchased a 100% interest in a mineral property located in the Santa Cruz Province of the Republic of Argentina, known as the Pinguino Property.

The agreement also provides for an area of interest such that, in the event that the optionor records any property claims within five (5) kilometers of the boundaries of the property, such claims will become subject to the mineral property option agreement.

The property was acquired on July 1, 2008. The agreement is subject to a 2% net smelter royalty. The Company has the right at any time up to 60 days after commencement of commercial production to repurchase either one-half of the royalty for approximately $1,000,000 (CDN$1,000,000) or all of the royalty for approximately $2,000,000 (CDN$2,000,000).

On December 10, 2010, the Company entered into an agreement with a land owner whereby the Company purchased surface rights to the major portion of the property, known as El Piche, for $815,000. The Company completed this acquisition on December 17, 2010.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

b)	Condor Project

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a former director, the Company paid approximately $7,528 (CDN$10,000) to acquire a 100% interest in certain mineral claims located in the Santa Cruz Province of the Republic of Argentina, known as the Condor Property, subject to a 2% net smelter return royalty in favor of an ex-director.

The Company has the right to repurchase either one-half of the royalty for approximately $1,000,000 (CDN$1,000,000) or all of the royalty for $2,000,000 (CDN$2,000,000).

c)	Contreras and Rio Negro Projects

In addition, pursuant to the terms of a Share Purchase Agreement, dated February 24, 2004, between the Company and an affiliate of a former director of the Company, the Company acquired a 100% interest in SCRN Properties Ltd. (SCRN), a Delaware corporation, the sole asset of which consisted of mineral claims located in the Rio Negro Province of the Republic of Argentina, known as the SCRN Property, for total consideration of 833,333 common shares of the Company (subsequently increased, as a result of a stock dividend, to 2,499,999). The shares have been issued and were subject to an Escrow Agreement dated March 2, 2004.

The Mineral Property Acquisition Agreement and the Share Purchase Agreement also provide for an area of interest such that, in the event that the vendor records any property claims within five (5) kilometers of the boundaries of either the Dyakowski Property or the SCRN Property, such claims will become subject to the respective agreements.

d)	Storm Cat Project

Pursuant to the terms of a mineral property acquisition agreement, dated February 20, 2004, between the Company and an affiliate of a former director, the Company paid approximately $7,528 (CDN$10,000) to acquire a 100% interest in mineral claims located in the Santa Cruz and Rio Negro Provinces of the Republic of Argentina, known as the Storm Cat Property. Subsequent to acquisition of these properties, the Company has accounted for expenditures by province.

e)	British Columbia Claims

On June 7, 2010, the Company acquired a group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada, approximately 25 kilometers northeast of the town of Merritt, British Columbia. The total purchase amount was $324. On May 25, 2011, the Company made a cash-in-lieu payment of approximately $3,714 ($CDN 3,632) which advances the expiry date of the three mineral tenures to June 7, 2011.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 5 – MINERAL PROPERTY INTERESTS, continued

Mineral property interests expense reflected in the accompanying consolidated statement of operations relates to the following projects:

	Three	Three	December
	Months	Months	21, 2001
	Ended	Ended	(Inception) to
	April 30,	April 30,	April 30,
	2011	2010	2011

Pinguino Project:
Claim maintenance	$8,509	$35,175	$55,499
Assaying, testing and analysis	89,549	38,624	1,005,542
Camp and field supplies	413,292	147,436	2,649,011
Drilling	2,299,556	490,691	7,911,432
Geological and geophysical	64,265	59,720	1,108,402
Travel and accommodation	64,417	13,579	241,313
	2,939,588	785,225	12,971,199

Condor Project:
Claim maintenance	-	-	7,528
Camp and field supplies	-	-	198
Geological and geophysical	-	-	4,185
	-	-	11,911

Contreras Project:
Claim maintenance	-	-	21,851
Camp and field supplies	55,961	52,557	225,877
Assaying, testing and analysis	-	-	60,247
Geological and geophysical	21,974	-	55,804
Travel and accommodation	-	-	28,814
	77,935	52,557	392,593

Rio Negro Project:
Claim maintenance	-	-	7,108
Camp and field supplies	-	-	51,836
Geological and geophysical	-	-	39,833
Travel and accommodation	-	-	9,917

	-	-	108,694

Other:	-	-	31,729

	$3,017,523	$837,782	$13,516,126

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Three
	Months	Year
	Ended	Ended
	April	January
	31, 2011	31, 2011

Accounts payable	$1,411,363	$170,632
Accrued liabilities	83,738	21,294
Accrued professional fees	-	49,229
Accrued mineral property interests	312,186	229,759
	$1,807,287	$470,914

NOTE 7 - RELATED PARTY TRANSACTIONS

Director fees and officer consulting fees for the period ended April 30, 2011 were $239,540 (April 30, 2010 - $251,153) including stock based compensation of $107,498 (April 30, 2010 - $174,432). As at April 30, 2011 the Company owed directors and officers $64,573 (January 31, 2011 - $247,306). All balances owing were unsecured, non-interest bearing and had no fixed terms of repayment. Details of the related party transactions and balances, are as follows:

a)

During the three months ended April 30, 2011, the Company paid or accrued consulting fees of $3,594 (April 30, 2010 - $10,552) and recorded stock based compensation of $nil (April 30, 2010 - $22,173) to a former officer of the Company.

b)

On September 1, 2009, with retroactive effect to August 1, 2009, the Company entered into a two year consulting agreement with its President and Frontera Geological Services Ltd., (Frontera) a company wholly-owned by its President whereby the Company agreed to pay a consulting fee for services ordinarily provided by a Chief Executive Officer of approximately $12,500 (CDN$12,500) per month plus a sales tax and granted a three year option to purchase 100,000 shares of common stock at $0.675 per share. Under the terms of the agreement, certain bonuses were payable, pending the achievement of certain equity targets to be reached prior to August 1, 2010. Certain equity targets were reached subsequent to August 1, 2010 and on February 10, 2011, pursuant to Board approval, the Company paid Frontera a discretionary cash bonus of approximately $224,000 inclusive of goods and services tax related to the prior year.

During the three month period ended April 30, 2011 the Company paid or accrued consulting fees of $40,692, (April 30, 2010 - $39,124) and recorded stock based compensation of $1,560 (April 30, 2010 - $7,913) relating to this consulting agreement and a predecessor agreement.

At April 30, 2011, the Company was indebted to a director and officer of this Company in the amount of $48,023 (January 31, 2011 - $230,723).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS, continued

c)

On January 7, 2011 the Company entered into a consulting agreement with a company controlled by the Company’s new Treasurer and Chief Financial Officer whereby it agreed to pay a consulting fee for services ordinarily provided by a Chief Financial Officer of approximately $12,500 (CDN$12,500) per month plus a sales tax. During the three month period ended April 30, 2011, the Company paid consulting fees of $40,902 (April 30, 2010 - $nil) and recorded stock based compensation of $16,472 (April 30, 2010 - $nil) related to this consulting agreement. At April 30, 2011 and January 31, 2011, the Company was indebted to an officer of this Company in the respective amounts of $2,027 and $12,672.

d)

On March 11, 2011, the Company entered into a consulting agreement with a company controlled by the Companys’s new Executive Vice President of Corporate Development whereby it agreed to pay a monthly consulting fee for services ordinarily provided by an Executive Vice President of Corporate Development of approximately $12,500 ($CDN 12,500) plus sales tax. In addition, on March 11, 2011 the Company granted stock options pursuant to its 2007 Stock Option Plan to the Company’s Executive Vice President of Corporate Development to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $1.04 per share, for a three (3) year term expiring March 11, 2014. The options are to vest in four installments over 12 months on June 1, 2011, September 1, 2011, December 1, 2011 and March 1, 2012. During the three month period ended April 30, 2011, the Company paid consulting fees of $20,649 (April 30, 2010 - $nil) and recorded stock based compensation of $14,489 (April 30, 2010 - $nil) related to this consulting agreement. At April 30, 2011 and January 31, 2011, the Company was indebted to an officer of this Company in the respective amounts of $14,523 and $nil.

e)

During the three months ended April 30, 2011, the Company paid aggregate director fees of $26,205 (April 30, 2010 - $nil) to five directors and recorded stock based compensation of $74,977 (April 30, 2010 - $44,345) related to stock options granted to one director (April 30, 2010 - two other directors).

During the three months ended April 30, 2011, the Company’s directors exercised a total of 580,000 (April 30, 2010 - 40,000) stock options for $302,200 (April 30, 2010 - $10,000) and exercised nil (April 30, 2010 - 450,000) warrants for proceeds of $nil (April 30, 2010 - $67,500).

Additional related party transactions are disclosed in note 8 to these financial statements.

NOTE 8 – CAPITAL STOCK

Stock Transactions

Between February 1 and February 7, 2011, the Company issued 380,000 shares of its common stock at $0.49 per share to two directors for proceeds of $186,200 on the exercise of 380,000 stock options. (note 7)

On February 7, 2011, the Company issued 200,000 shares of its common stock at $0.58 per share to a director for proceeds of $116,000 on the exercise of 200,000 stock options. (note 7)

Between February 1 and April 29, 2011, the Company issued an aggregate of 703,607 shares of its common stock at approximately $0.95 (CDN$0.90) per share for proceeds of $649,627 on the exercise of 703,607 warrants.

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 8 – CAPITAL STOCK, continued

Between March 3 and April 21, 2011, the Company issued an aggregate of 933,334 shares of its common stock at $0.45 per share for proceeds of $420,000 on the exercise of 933,334 warrants.

On April 19, 2011, the Company issued 500,000 shares of its common stock at $0.15 per share for proceeds of $75,000 on the exercise of 500,000 warrants.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance at January 31, 2010	9,458,443	$0.61
Issued	10,804,706	1.14
Exercised	(1,403,128)	0.36
Expired	(99,520)	0.72
Balance at January 31, 2011	18,760,501	0.94
Exercised	(2,136,941)	0.54
Expired	(225,000)	0.45
Balance at April 30, 2011	16,398,560	$1.05

At April 30, 2011, the following share purchase warrants were outstanding and exercisable:

Number of	Exercise
warrants	Price	Expiry Date

434,782	$ 0.45	May 22, 2011 *
500,000	$ 0.15	May 28, 2011 *
255,000	$ 0.65	June 18, 2011
727,272	$ 0.65	July 13, 2011
500,000	$ 0.15	November 12, 2011
2,276,800	$ 0.90 (CDN$0.90)	November 27, 2011
900,000	$ 1.25	April 11, 2012
10,804,706	$ 1.14 (CDN$1.14)	October 26, 2015

16,398,560

* Warrants were exercised by the expiry dates (Note 10).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 8 – CAPITAL STOCK, continued

Stock Options

On March 11, 2011, the Company granted 150,000 stock options to an officer of the Company. These stock options are exercisable at $1.04, expire in three years on March 11, 2014 and vest in accordance with the Company’s stock option plan at 37,500 stock options on each of June 1, 2011, September 1, 2011, December 1, 2011 and March 1, 2012. These stock options were valued, using the Black Scholes valuation model, at $95,049 which is being recorded in consulting fees in accordance with the Company’s stock option plan. The assumptions used in the Black Scholes model were: risk free interest rate – 2.19%; expected life of the options – 3 years; annualized volatility – 96%; and dividend rate – 0%. (Note 7)

Stock option transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance at January 31, 2010	4,393,334	$0.56
Granted	550,000	0.67
Exercised	(458,334)	0.36
Expired	(1,015,000)	0.60
Balance at January 31, 2011	3,470,000	0.59
Granted	150,000	1.04
Exercised	(580,000)	0.52
Expired	(150,000)	0.86
Balance at April 30, 2011	2,890,000	$0.62

The weighted average fair value per stock option granted during the three months ended April 30, 2011 was $0.63.

At April 30, 2011, the following stock options were outstanding:

Number of	Exercise
Stock Options	Price	Expiry Date

150,000	$ 1.35	May 11, 2011 *
100,000	$ 0.675	September 1, 2012
100,000	$ 1.13	November 13, 2012
60,000	$ 0.25	March 26, 2013
150,000	$ 0.35	October 28, 2013
1,230,000	$ 0.37	February 10, 2014
400,000	$0.855	January 19, 2015
400,000	$0.64	May 10, 2015
150,000	$0.80	January 7, 2014
150,000	$1.04	March 11, 2014
2,890,000

* Expired unexercised (Note 10).

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 8 – CAPITAL STOCK, continued

Stock Options (Continued)

The fair value of stock options granted during the three months ended April 30, 2011 was $95,049 (April 30, 2010 - $nil) which is being recognized over the options vesting periods. At April 30, 2011, 2,427,500 (January 31, 2011 – 2,995,000) stock options were exercisable.

Total stock-based compensation recognized during the three month period ended April 30, 2011 was $107,498 (April 30, 2010 - $174,432). Stock-based compensation has been recorded in the consolidated statements of operations as follows, with corresponding additional paid-in capital recorded in stockholders' equity:

	Three	Three
	Months	Months
	Ended	Ended
	April	April
	30, 2011	30, 2010

Consulting fees	$107,498	$174,432

The following range of weighted average assumptions were used for the Black-Scholes valuations of stock options granted during the three months ended April 30, 2011 and April 30, 2010:

	Three	Three
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2011	2010
Risk-free interest rate	2.19%	1.23%
Expected life of options	3 years	4.28 years
Annualized volatility	96%	93%
Dividend rate	0%	0%

As at April 30, 2011, the aggregate intrinsic values of all outstanding, vested stock options and exercised stock options were $1,871,525 and $331,800, respectively.

NOTE 9 - SEGMENTED INFORMATION

At April 30, 2011 and January 31, 2011, the Company operated in two reportable segments. Identifiable assets, revenues and net loss in each geographic area are as follows:

	April 30,	January 31,
	2011	2011

Identifiable assets
Canada	$5,242,039	$6,035,574
Argentina	919,168	927,594
	$6,161,207	$6,963,168

ARGENTEX MINING CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

NOTE 9 - SEGMENTED INFORMATION, continued

	Three	Three
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2011	2010

Loss for the period
Canada	$398,352	$869,845
Argentina	3,007,194	474,363
	$3,405,546	$1,344,208

NOTE 10 – SUBSEQUENT EVENTS

a)	Proposed Financing

On May 26, 2011, the Company announced that it had signed an engagement agreement pursuant to which hopes to raise up to CDN$20 million.

b)	Exercise Warrants

Between May 5, 2011 and May 27, 2011, the Company issued 1,644,782 shares of its common stock on the exercise of 1,644,782 warrants for proceeds of $539,527 at exercise prices of $0.15 per share, $0.45 per share, and ranging from $0.92-$0.93 per share ($CDN 0.90 per share).

c)	Expiration of Options

On May 11, 2011, 150,000 stock options exercisable at $1.35 per stock option expired unexercised.

d)	Authorized Capital

On June 8, 2011, the Company's authorized preferred stock and common shares was increased to unlimited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

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

  Risks associated with mineral resource exploration and development activities,

  Competition for resource properties and infrastructure in the mineral exploration industry,

  Technological changes and developments in the mineral exploration and mining industry,

  Regulatory uncertainties and potential environmental liabilities,

  Political changes in Argentina, and

  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report and our audited consolidated financial statements and related notes included in our annual report on Form 10-K for our fiscal year ended January 31, 2011.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us” and “our” mean Argentex Mining Corporation, a British Columbia corporation, and our wholly owned subsidiary, SCRN Properties Ltd., a British Columbia corporation.

All references to currency in this quarterly report are in United States dollars unless otherwise stated and all financial statements are prepared in accordance with United States generally accepted accounting principles. Unless otherwise stated, conversion of Canadian dollars to United States dollars has been calculated at an exchange rate of CDN$1 equals US$1.

Our Business

We are a junior exploration stage company that has not yet generated or realized any revenues from business operations. We currently hold interests in mineral properties located in the Rio Negro and Santa Cruz provinces of Argentina and in the Province of British Columbia, Canada. All of the surface rights and the mineral exploration licenses with respect to the Argentine claims are registered in the name of our subsidiary, SCRN Properties Ltd., while all of the mineral tenures with respect to our British Columbia claims are registered in the name of our company. One of the properties located in the Santa Cruz province of Argentina consists of surface rights and a group of claims that we refer to as the Pinguino property and we have concentrated the majority of our exploration efforts on this property. During the remainder of the year, we intend to continue to focus our efforts primarily on our Pinguino property and two of our other properties that are also located in the Santa Cruz province of Argentina – the Contreras property and the Condor property.

We have completed approximately 19,000 meters of drilling to-date in our 2011 exploration program at Pinguino with a total of 203 holes. We initially intended to drill approximately 17,000 meters of drilling at Pinguino, but positive results to date coupled with the receipt of additional funds from the exercise of approximately $1.7 million worth of share purchase warrants since January, 2011 encouraged us to expand this drill program. On May 25, 2011, we announced that we were expanding this drill program to include up to an additional 2,500 meters of drilling.

The focus of our current drilling campaign was to test 2010 reconnaissance discoveries and expand these zones along strike and at depth with the overall goal of improving our understanding of the near surface silver resource at Pinguino. On March 28, 2011 we announced the first drilling results from our 2011 exploration program at Pinguino, which were focused on Marta Noroeste. On April 12, 2011 we announced drilling results from the second targets tested, namely Marta Este and Marta Sur. On May 5, 2011 we announced drilling results from Marta Centro and Marta Norte. On May 25, 2011, we announced drilling results from Marta Este, Marta Sir and Marta Centro. On June 2, 2011, we announced drilling results from Marta Este and Tranquilo. The first drilling results returned the highest silver grades ever returned on Marta Noroeste with an intersection of 4 meters of 965 g/t Ag and 3.23 g/t Au. The second set of drilling results included 12.0 Meters Grading 512.5 g/t Ag and 1.12 g/t Au at Marta Este. The third set of drilling results included 8.0 meters grading 470.0 g/t Ag and 1.64 g/t Au within Marta Centro. The fourth set of drilling results included 5.76 Meters Grading 675.7 g/t Ag and 5.99 g/t Au and 61.79 Meters Grading 88.8 g/t Ag and 0.94 g/t Au at Marta Este. The fifth set of drilling results included 13.0 Meters Grading 525.1 g/t Ag at Tranquilo.

We are continuing with targeted exploration in the form of geophysics, soil geochemistry, trenching and drilling on the Pinguino property in an effort to continue to test the limits of known mineralization and to identify new drill targets.

Our British Columbia claims were acquired on June 7, 2010. They consist of group of three contiguous mineral tenures known as the Clapperton Property, covering an aggregate of approximately 825 hectares of land located in south central British Columbia, Canada, approximately 25 kilometers northeast of the town of Merritt, British Columbia. On May 25, 2011, we made a cash-in-lieu payment of approximately $3,632 ($CDN 3,632) which advances the expiry date of our three mineral tenures to June 7, 2012.

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

We have not generated any revenue from operations since our inception. We incurred a net loss of $3,405,546 during the quarter ended April 30, 2011. From inception through April 30, 2011, we have incurred a net loss of $25,648,674. We anticipate that we will continue to incur losses without generating any revenue from operations unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine, and there can be no assurance that we will ever be able to do so. In their report on our financial statements for the year ended January 31, 2011, our independent auditors included an explanatory paragraph expressing concern about our ability to continue as a going concern.

Relocation of Corporate Jurisdiction

On April 29, 2011, our shareholders approved a proposed change of corporate jurisdiction of our company from the State of Delaware to the Province of British Columbia, Canada. We began filing the documents necessary to effect this change on June 3, 2011. On June 3, 2011, our subsidiary SCRN Properties was continued into the Province of British Columbia. On June 6, 2011, our company merged into its wholly-owned Nevada subsidiary (which was incorporated in the State of Nevada for this sole purpose) and, on June 8, 2011, our company was continued from the State of Nevada and into the Province of British Columbia, Canada.

Results of Operations

Our operating results for the three month periods ended April 30, 2011 and 2010 and the changes in our operating expenses and interest income (expense) between the those periods are summarized below:

			Increase
			(decrease)
			between the
	Three Months	Three Months	Three Months
	ended April 30,	ended April 30,	ended April 30,
	2011	2010	2011 and 2010

Mineral exploration activities	$3,017,523	$837,782	$2,179,741
Stock-based compensation	107,498	174,432	(66,934)
General and administrative	647,728	318,970	327,758
Foreign exchange (gain) loss	(351,851)	13,024	(364,875)

			Increase
			(decrease)
			between the
	Three Months	Three Months	Three Months
	ended April 30,	ended April 30,	ended April 30,
	2011	2010	2011 and 2010
Expenses	3,419,898	1,344,208	$2,075,690
Interest income	14,352	-	14,352

Net loss	$3,405,546	$1,344,208	$2,061,338

Revenue

We have earned only interest on our cash and cash equivalents. We have not earned any revenue from operations since inception and we do not anticipate earning any revenue from our operations until such time as we have entered into commercial production at one or more of our mineral projects or we sell one or more of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurance that we will discover a reserve on our properties or, if we do discover a reserve, that we will be able to enter into commercial production.

Expenses

Mineral Exploration Activities

Our mineral exploration expenses increased by $2,179,741 or 260% from $837,782 during the three-month period ended April 30, 2010 to $3,017,523 during the three-month period ended April 30, 2011. The increase in our mineral exploration expenses during the three-month period ended April 30, 2011 was primarily due to our decision to ramp-up exploration activities at our Pinguino property. We plan to increase our mineral exploration expenses for the twelve-month period ending May 31, 2012 to approximately $15 million, subject to our ability to raise additional capital.

General and Administrative

Our general and administrative expenses increased by $327,758 or 103% from $318,970 during the three-month period ended April 30, 2010 to $646,728 during the three-month period ended April 30, 2011. This increase was primarily the result of:

  an increase in investor relation expenses of $124,113 from $36,901 in the three-month period ended April 30, 2010 to $161,104 in the three-month period ended April 30, 2011. This increase is primarily due to our efforts to increase our market profile and the cost of our investor relations activities.

  an increase in travel expense of $35,302 from $29,466 in the three-month period ended April 30, 2010 to $64,768 in the three-month period ended April 30, 2011. This increase was due primarily to support our enhanced investor relations activities; and

  an increase in office and sundry expenses of $46,396 from $41,948 in the three-month period ended April 30, 2010 to $88,344 in the three-month period ended April 30, 2011, due primarily to an increase in transaction costs in transferring funds to Argentina. The increase in transaction costs resulted from an increase in the amount of funds sent to Argentina to fund our operations there during the three-month period ended April 30, 2011.

Stock-Based Compensation

Our stock-based compensation expense decreased by $66,934 or 38% from $174,432 in the three-month period ended April 30, 2010 to $107,498 for the three-month period ended April 30, 2011. Our stock-based compensation expense is calculated using the Black-Scholes valuation model and is allocated based on the service provided by the recipient of stock options to appropriate expense categories in our statement of operations as disclosed in note 8 to our financial statements. During the three-month period ended April 30, 2011 and 2010, our entire stock-based compensation expense was allocated to consulting fees.

Foreign exchange gain (loss)

Our foreign exchange gain (loss) increased by $364,875 or 2,802% from ($13,024) in the three-month period ended April 30, 2010 to $351,851 for the three-month period ended April 30, 2011. The increase in our foreign exchange gain was primarily due to our significant $CDN holdings in both cash and short-term investments and the decrease in the value of the $US vs. the $CDN as at April 30, 2011.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $1,957,109 from $5,316,067 at January 31, 2011 to $3,358,958 at April 30, 2011.

The following table summarizes our sources and uses of cash during the three month periods ended April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

Cash flows used in operating activities	$(2,172,737)	$(1,195,819)
Cash flows used in investing activities	(3,116,905)	-
Cash flows provided by financing activities	1,342,447	124,000
Effect of foreign currency exchange	(87,270)	149,706
Net increase (decrease) in cash during period	$(4,034,465)	$(922,113)

Net cash used in operating activities

Net cash used in operating activities during the three-month period ended April 30, 2011 was $2,172,737, compared to $1,195,819 during the three-month period ended April 30, 2010. The increase was primarily due to the cost of our drilling program during the three-month period.

Net cash used in investment activities

During the three-month period ended April 30, 2011, we purchased a 1.35% twelve month redeemable term deposit at a cost of approximately $4,109,097 (CDN$3,999,900), redeemed $1,000,138 ($CDN 968,000) of the term deposit and spent $7,496 on the acquisition of equipment. We did not use any cash for investment activities during the three-month period ended April 30, 2010.

Net cash provided by financing activities

During the three-month period ended April 30, 2011, we received cash of $1,040,247 on the exercise of 2,136,941 warrants and $302,200 on the exercise of 580,000 stock options.

During the three months ended April 30, 2010, we received cash of $56,500 on the issuance of 115,000 shares of common stock on the exercise of 115,000 options and $67,500 on the issuance of 450,000 shares of common stock on the exercise of 450,000 warrants.

Product Research and Development

We do not anticipate spending any significant sums on product research and development over the twelve month period ending May 31, 2012.

Purchase of Significant Equipment

We intend to purchase approximately $500,000 in equipment over the twelve month period ending May 31, 2012.

Cash Requirements

We anticipate that we will incur the following expenses during the 12 month period ending May 31, 2012:

Estimated Funding Required During the Next 12 Months

Expense	Amount
Mineral exploration expenses and holding costs	$14,800,000
General and administrative expenses	2,300,000
Purchase of equipment	500,000

Accrued accounts payable	1,000,000
Total	$18,600,000
Cash and cash equivalents and short-term	$3,600,000
investments on hand, May 31, 2011,
Estimated excess of cash requirements over
cash resources	$15,000,000

Our cash on hand as at the date of this Form 10-Q is not sufficient to fund our budgeted operating requirements for the next 12 months as shown above and we anticipate that we will need an additional $15 million to fund our plan of operations during this period. In addition, our budget could increase or decrease during this period as a result of matters that we cannot anticipate at this time. Regardless of whether our budget remains the same or increases during the year, we do not currently have enough money to fund our planned activities during the next 12 months and we will have to raise additional funds or scale back on our planned mineral exploration. We have historically raised capital to fund our activities through the sale of equity and debt securities and we plan to raise any money that we need to fund our plan of operations through sales of our equity securities. However, except as discussed below, we do not currently have any arrangements in place for any financing and there can be no assurance that we will be able to sell any of our equity securities in order to fund our operating requirements.

Subsequent to April 30, 2011, we received approximately $539,527 from the exercise of warrants. At the date of this Form 10-Q, there are 3,049,072 warrants exercisable at prices below our current market price. If all of these warrants were exercised, we would receive proceeds of approximately $2.5 million. There can be no assurance that any of these warrants will be exercised.

On May 26, 2011, we announced that we had signed an engagement agreement pursuant to which we hope to raise up to CDN$20 million. We have not yet entered in to any formal agreements with any investors and there can be no assurance that we will raise any money.

Going Concern

These unaudited interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going-concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. We have not generated any revenues from mineral sales since inception, have never paid any dividends and we are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support of our shareholders, our ability to obtain financing and the attainment of profitable operations, or the sale, option or joint venture of one or more of our resource properties. Our ability to achieve and maintain profitability and positive cash flows depends on our ability to locate profitable mineral properties, generate revenues from mineral production and control production costs. Based upon our current plans, we expect to incur operating losses in future periods. We plan to obtain sufficient working capital through additional equity or debt financing, though there can be no assurance that we will be able to do so. At April 30, 2011, we had accumulated losses of $25,648,674 since inception (December 21, 2001).

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

Contingencies and Commitments

We had no contingencies at May 31, 2011.

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

Consulting contracts

On September 1, 2009, with retroactive effect to August 1, 2009, we entered into a consulting agreement with Frontera Geological Services Ltd. and Kenneth Hicks, our President, Chief Executive Officer and a director of our company, pursuant to which Frontera Geological Services Ltd. agreed to cause Kenneth Hicks to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Executive Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay Frontera Geological Services Ltd. a monthly cash fee of approximately $12,500 (CDN $12,500); (ii) grant Mr. Hicks options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the OTC Bulletin Board on the date the options were granted and with a term of three years from the date of grant; and (iii) pay incentive bonuses upon the occurrence of specified milestones. This agreement was approved by our shareholders at our annual meeting held on October 22, 2009. On September 2, 2009, we issued to Mr. Hicks the 100,000 options we were required to grant pursuant to the terms of this agreement.

On January 7, 2011, we entered into a consulting agreement with JBD Consulting Ltd. and Jeff Finkelstein, our Treasurer and Chief Financial Officer, pursuant to which JBD Consulting Ltd. agreed to cause Jeff Finkelstein to provide, among other things, services to our company consistent with those ordinarily provided by a Chief Financial Officer, including the duties and responsibilities set out at schedule A to the consulting agreement and we agreed, among other things, to (i) pay JBD Consulting Ltd. a monthly cash fee of approximately $12,500 ($CDN 12,500); (ii) grant Mr. Finkelstein options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant. On January 7, 2011, we issued to Mr. Finkelstein the 150,000 options we were required to grant pursuant to the terms of this agreement. These options vest in four equal quarterly instalments (the first having vested on April 1, 2011), have an exercise price of $0.80 per share and a term that will expire on January 7, 2014, if not exercised before then.

On March 11, 2011, we entered into a consulting agreement with Peter A. Ball and Ariston Capital, a company owned and controlled by Mr. Ball, whereby Mr. Ball and Ariston Capital have agreed to provide consulting services as are consistent with those ordinarily provided by an Executive Vice President of Corporate Development (including the forging of new relationships with institutional investors, raising of capital to fund the continued development of our exploration and development programs, an expanded marketing and public relations program and assisting with corporate governance and regulatory matters) to our company in consideration for, among other things: (i) a monthly cash fee of approximately $12,500 ($CDN 12,500); due at the end of the month; and (ii) the grant of stock options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price, last sale of the day, on the TSX Venture Exchange on the date the options were granted and with a term of three years from the date of grant. On March 11, 2011, we issued to Mr. Ball the 150,000 options we were required to grant pursuant to the terms of this agreement. These options vest in four equal quarterly instalments (the first having vested on June 1, 2011), have an exercise price of $1.04 and a term that will expire on March 11, 2014, if not exercised before then.

Internal and External Sources of Liquidity

To date we have funded our operations by selling our securities, borrowing funds secured with promissory notes and issuing convertible debentures.

Critical Accounting Policies and Estimates

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to asset impairment, mineral claim payments and exploration expenditures and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

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

In the unlikely event that an uncertain tax position exists in which our company could incur income taxes, we would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if we determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of May 31, 2011, our management does not believe it has any uncertain tax positions that would result in our having a liability to the taxing authorities. However, as a result of our change of corporate jurisdiction from the State of Delaware (Argentex Delaware) to the Province of British Columbia, Canada (Argentex BC), our management believes that we may encounter certain uncertain tax positions as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2011, which is the end of the period covered by this report. This evaluation was carried out by our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer. Based on this evaluation, our President and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1. Legal Proceedings.

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

Sections 1291 to 1298 of the Code contain the Passive Foreign Investment Company (“PFIC”) rules. These rules generally provide for punitive treatment of “U.S. holders” of PFICs. A foreign corporation is classified as a PFIC if more than 75% of its gross income is passive income or more than 50% of its assets produce passive income or are held for the production of passive income.

Because we expect that most of our assets after the merger and continuation will be cash or cash equivalents and shares of our wholly-owned subsidiary, SCRN Properties Ltd., we may in the future be classified as a PFIC. If we are classified as a PFIC, then the holders of shares of our company who are U.S. taxpayers may be subject to PFIC provisions which may impose U.S. taxes, in addition to those normally applicable, on the sale of their shares of our company or on distribution from our company.

Now that we have completed the merger and continuation, we may no longer be required to file quarterly financial statements that have been reviewed by our independent auditors, as required by the Securities Exchange Act of 1934.

Although we have changed our corporate jurisdiction to the Province of British Columbia, Canada, we still have to comply with reporting requirements under United States securities laws. However, these requirements could be reduced because we will no longer be incorporated in a state of the United States.

We currently prepare our financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). We file our audited annual financial statements with the Securities and Exchange Commission with our annual reports on Form 10-K and we file our unaudited interim financial statements with the Securities and Exchange Commission with our quarterly reports on Form 10-Q. Now that we have completed the merger and continuation, we hope to eventually meet the definition of a “foreign private issuer” under the Securities Exchange Act of 1934, as amended. As a foreign private issuer, we anticipate that we would be eligible to file our annual reports each year with the Securities and Exchange Commission on Form 20-F. As a foreign private issuer filing annual reports on Form 20F, we would not be required to file quarterly reports on Forms 10-Q. Instead, we would file with the Securities and Exchange Commission on a quarterly basis interim financial statements that have not been reviewed by our auditors, together with management’s discussion and analysis in the form required under Canadian securities legislation. We anticipate that we will continue to prepare our financial statements in accordance with US GAAP despite the change of our corporate jurisdiction.

If we can eventually meet the definition of a “foreign private issuer” under the Securities Exchange Act, as amended, insiders of our company will no longer be required to file insider reports under Section 16(a) of the Securities Exchange Act of 1934 and they will no longer be subject to the “short swing profit rule” of Section 16(b) of the Securities Exchange Act of 1934.

Once we become a foreign private issuer (as defined under the Securities Exchange Act, as amended) our directors, officers and stockholders owning more than 10% of our outstanding common stock will be subject to the insider filing requirements imposed by Canadian securities laws but they will be exempt from the insider requirements imposed by Section 16 of the Securities Exchange Act of 1934. The Canadian securities laws do not impose on insiders any equivalent of the “short swing profit rule” imposed by Section 16 and, once we qualify as a foreign private issuer, our insiders will no longer be subject to liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of our equity securities within less than six months. As a result, our stockholders may not enjoy the same degree of protection against insider trading as they would under Section 16 of the Securities Exchange Act of 1934.

Once we qualify as a foreign private issuer (as defined under the Securities Exchange Act, as amended), our company will no longer be required to comply with Regulation FD.

Regulation FD, which was promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 to prevent certain selective disclosure by reporting companies, does not apply to foreign private issuers (as defined under the Securities Exchange Act, as amended) and will not apply to us once we have qualified as a foreign private issuer. As a result, our stockholders may not enjoy the same degree of protection against selective disclosure as they would under Section 16 of the Securities Exchange Act of 1934.

The rights of our stockholders will change as a result of the merger and continuation.

Because of the differences between Delaware law and British Columbia law, our stockholder’s rights have changed as a result of the continuation. For a detailed discussion of these differences, see “Material Differences of the Rights of Our Stockholders After the Change of Our Corporate Jurisdiction.” section of our S-4/A filed on EDGAR on March 17, 2011.

The market for shares of our company as a British Columbia corporation may differ from the market for shares of our company as a Delaware corporation.

Although we anticipate that our common shares will continue to be quoted or listed on both the Financial Industry Regulatory Authority’s OTC Bulletin Board and the TSX Venture Exchange following the completion of the merger and continuation, the market prices, trading volume and volatility of the shares of our company as a British Columbia corporation could be different from those of the shares of our company as a Delaware corporation. We cannot predict what effect, if any, the continuation will have on the market price prevailing from time to time or the liquidity of our common shares.

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

We expect to derive revenues, if any, either from the sale of our mineral properties or from the extraction and sale of precious and base metals such as gold, silver, copper, zinc and indium. The price of these commodities has fluctuated widely in recent years and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors is based on the price of precious metals and therefore the economic viability of any of our exploration properties cannot accurately be predicted.

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

We have not generated any revenue from operations since our incorporation. During the quarter ended April 30, 2011, we incurred a net loss of $3,405,546. From inception through April 30, 2011, we have incurred an aggregate loss of $25,648,674. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine or sell one or more of our resource properties. On May 31, 2011, we had cash and cash equivalents and short-term investments in the amount of approximately $3.6 million. We estimate our average monthly operating expenses will be approximately $190,000, excluding exploration but including general and administrative expenses, and we plan to spend approximately $15 million on the exploration of our mineral properties during this period. We believe that our cash on hand will not be sufficient to fund our currently budgeted operating requirements for the 12 month period ending May 31, 2012. In addition, our budget could increase during the balance of the year in response to matters that cannot be currently anticipated and we might find that we need to raise even more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The unpredictable economy in the United States and the volatile public equity markets may make it more difficult for us to raise capital as and when we need it, and it is difficult for us to assess the impact this might have on our operations or liquidity and to determine whether the prices we might receive on the sale of minerals, if we discover any in commercially exploitable quantities, would exceed the cost of mineral exploitation and development. If we cannot raise the funds that we require to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

We have a limited operating history on which to base an evaluation of our business and prospects and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Although we have been in the business of exploring mineral resource properties since 2002, we have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the 12 month period ending May 31, 2012, we expect to spend approximately $17.5 million on the exploration of our mineral properties and on general and administrative expenses. We therefore expect to continue to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1*	Notice of Articles

3.2*	Articles

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	2007 Stock Option Plan (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 15, 2007)

(10)	Material Contracts

10.1	Mineral Property Option Agreement dated February 24, 2004 with Chris Dyakowski (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 4, 2004)

10.2	Mineral Property Acquisition Agreement dated February 24, 2004 with San Telmo Energy Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 4, 2004)

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGENTEX MINING CORPORATION

By: /s/ Kenneth Hicks
Kenneth Hicks
President and Director
(Principal Executive Officer)
June 10, 2011

By: /s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
June 10, 2011